Form 10-Q
period 1995-09-30
PARKER & PARSLEY 82 II LTD
filed 1995-11-13
CIK 717374

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 2-75530B

                     PARKER & PARSLEY 82-II, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                              75-1867115
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
             Midland, Texas                        79701
(Address of principal executive offices)         (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                           Not applicable
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes    /x/    No   / /

                        Page 1 of 15 pages.
                      There are no exhibits.

                      PARKER & PARSLEY 82-II, LTD.
                     (A Texas Limited Partnership)
                    PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
                              BALANCE SHEETS

                                        September 30,  December 31,
                                            1995           1994
                                        ------------   ------------
                                         (Unaudited)
              ASSETS
Current assets:
Cash and cash equivalents, including
 interest bearing deposits of $195,909
 at September 30 and $55,121 at
 December 31                            $    196,159   $     55,371
Accounts receivable - oil and gas sales       54,275         79,474
Accounts receivable - other                      368             -
                                         -----------    -----------
    Total current assets                     250,802        134,845

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                    9,175,323     12,090,215
  Accumulated depletion                   (7,133,727)    (9,778,999)
                                         -----------    -----------
    Net oil and gas properties             2,041,596      2,311,216
                                         -----------    -----------
                                        $  2,292,398   $  2,446,061
                                         ===========    ===========
   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate           $     31,471   $     37,394
Partners' capital:
 Limited partners (6,126 interests)        2,017,003      2,146,426
 General partners                            243,924        262,241
                                         -----------    -----------
                                           2,260,927      2,408,667
                                         -----------    -----------
                                        $  2,292,398   $  2,446,061
                                         ===========    ===========

 The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 82-II, LTD.
                      (A Texas Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                          Three months ended       Nine months ended
                             September 30,            September 30,
                           1995        1994         1995        1994
                        ----------  ----------   ----------  ----------
Revenues:
 Oil and gas sales      $  143,033  $  222,021   $  528,571  $  649,531
 Interest income             3,263         783        8,721       1,628
 Gain on sale of assets         -           -       450,599          -
                         ---------   ---------    ---------   ---------
    Total revenues         146,296     222,804      987,891     651,159

Costs and expenses:
 Production costs           99,479     187,452      320,892     499,080
 General and adminis-
  trative expenses           5,151       7,624       17,476      22,336
 Depletion                  70,153      59,552      246,261     220,841
                         ---------   ---------    ---------   ---------
    Total costs and
     expenses              174,783     254,628      584,629     742,257
                         ---------   ---------    ---------   ---------
Net income (loss)       $  (28,487) $  (31,824)  $  403,262  $  (91,098)
                         =========   =========    =========   =========
Allocation of net income
 (loss):
  General partners      $    3,401  $      976   $  141,444  $   10,351
                         =========   =========    =========   =========
  Limited partners      $  (31,888) $  (32,800)  $  261,818  $ (101,449)
                         =========   =========    =========   =========
Net income (loss) per
 limited partnership
 interest               $    (5.20) $    (5.35)  $    42.74  $   (16.56)
                         =========   =========    =========   =========
Distributions per limited
 partnership interest   $     7.00  $     6.20   $    63.87  $    17.13
                         =========   =========    =========   =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 82-II, LTD.
                    (A Texas Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL
                              (Unaudited)



                                  General      Limited
                                  partners     partners        Total
                                -----------   -----------   -----------

Balance at January 1, 1994      $   294,510   $ 2,425,159   $ 2,719,669

 Distributions                      (37,061)     (104,910)     (141,971)

 Net income (loss)                   10,351      (101,449)      (91,098)
                                 ----------    ----------    ----------
Balance at September 30, 1994   $   267,800   $ 2,218,800   $ 2,486,600
                                 ==========    ==========    ==========

Balance at January 1, 1995      $   262,241   $ 2,146,426   $ 2,408,667

 Distributions                     (159,761)     (391,241)     (551,002)

 Net income                         141,444       261,818       403,262
                                 ----------    ----------    ----------
Balance at September 30, 1995   $   243,924   $ 2,017,003   $ 2,260,927
                                 ==========    ==========    ==========







   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 82-II, LTD.
                    (A Texas Limited Partnership)

                      STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                              Nine months ended
                                                September 30,
                                              1995         1994
                                           ----------   ----------
Cash flows from operating activities:
 Net income (loss)                         $  403,262   $  (91,098)
 Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
   Depletion                                  246,261      220,841
   Gain on sale of assets                    (450,599)          -
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable   25,199       (4,913)
  Increase (decrease) in accounts payable      (5,923)      28,593
                                            ---------    ---------
    Net cash provided by operating income     218,200      153,423

Cash flows from investing activities:
 Additions to oil and gas properties           (1,236)      (3,331)
 Proceeds from sale of properties             474,826           -
                                            ---------    ---------
    Net cash provided by (used in) investing
     activities                               473,590       (3,331)

Cash flows from financing activities:
 Cash distributions to partners              (551,002)    (141,971)
                                            ---------    ---------
Net increase in cash and cash equivalents     140,788        8,121
Cash and cash equivalents at beginning of
 period                                        55,371       40,544
                                            ---------    ---------
Cash and cash equivalents at end of period $  196,159   $   48,665
                                            =========    =========


   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 82-II, LTD.
                    (A Texas Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS
                          September 30, 1995
                              (Unaudited)

NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 82-II, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $360,857, or $58.91 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed September 30, 1982. The Registrant consisted of two general partners at December 31, 1994, Parker & Parsley Development Company ("PPDC") and P&P Employees 82-II, Ltd. ("EMPL"), a Texas limited partnership whose general partner is PPDC, and 807 limited partners. On January 1, 1995, PPDLP, a Texas limited partnership, became the managing general partner of the Registrant and EMPL, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP's co-general partner is EMPL. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $12,252,000 representing 6,126 interests ($2,000 per interest).

Since its formation, the Registrant invested $13,085,586 in various prospects that were drilled in Texas and New Mexico. At September 30, 1995, the Registrant had 24 producing oil wells; one well was plugged and abandoned in a previous period and five wells were completed as dry holes. Twenty-two wells have been sold; one in 1994 and 21 in 1995.
The Registrant received interests in two additional oil and gas wells in 1993 due to the Registrant's back-in after payout provisions.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $528,571 from $649,531 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 19%. The decrease in revenues resulted from a 29% decrease in barrels of oil produced and sold and a 17% decrease in mcf of gas produced and sold, offset by increases in the average prices received per barrel of oil and mcf of gas. For the nine months ended September 30, 1995, 24,348 barrels of oil were sold compared to 34,125 for the same period in 1994, a decrease of 9,777 barrels. Of the decrease, 1,234 barrels, or 4%, was due to the decline characteristics of the Registrant's oil and gas properties. The additional decrease of 8,543 barrels, or 25%, was attributable to the sale of properties. For the nine months ended September 30, 1995, 66,910 mcf of gas were sold compared to 80,406 for the same period in 1994, a decrease of 13,496 mcf. Of the decrease, 5,224 mcf, or 7%, was due to the decline characteristics of the Registrant's oil and gas properties. The additional decrease of 8,272 mcf, or 10%, was attributable to the sale of properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.88, or 13%, from $14.93 for the nine months ended September 30, 1994 to $16.81 for the same period in 1995 while the average price received per mcf of gas increased 2% from $1.74 for the nine months ended September 30, 1994 to $1.78 for the same period in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

A gain of $450,599 from the sale of 21 wells was recognized during the nine months ended September 30, 1995 resulting from proceeds received of

$474,826 and a $368 receivable due from the sale for post-closing adjustments, less the write-off of remaining capitalized well costs of $24,595.

COSTS AND EXPENSES:

Total costs and expenses decreased to $584,629 for the nine months ended September 30, 1995 as compared to $742,257 for the same period in 1994, a decrease of $157,628, or 21%. This decrease was due to declines in production costs and general and administrative expenses ("G&A"), offset by an increase in depletion.

Production costs were $320,892 for the nine months ended September 30, 1995 and $499,080 for the same period in 1994 resulting in a $178,188 decrease, or 36%. The decrease was due to declines in well repair and maintenance costs, partially attributable to the sale of properties.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 22% from $22,336 for the nine months ended September 30, 1994 to $17,476 for the same period in 1995.

Depletion was $246,261 for the nine months ended September 30, 1995 compared to $220,841 for the same period in 1994. This represented an increase in depletion of $25,420, or 12%. Depletion was calculated quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 9,777 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.30 per barrel. Comparatively, depletion expense for the three months ended September
30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.21 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.74 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $360,857, or $58.91 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $143,033 from $222,021 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 36%. The decrease in revenues resulted from a 38% decrease in barrels of oil produced and sold, a 19% decrease in mcf of gas produced and sold and decreases in the average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1995, 6,666 barrels of oil were sold compared to 10,763 for the same period in 1994, a decrease of 4,097 barrels. Of the decrease, 389 barrels, or 4%, was due to the decline characteristics of the Registrant's oil and gas properties. The additional decrease of 3,708 barrels, or 34%, was attributable to the sale of properties. For the three months ended September 30, 1995, 21,455 mcf of gas were sold compared to 26,567 for the same period in 1994, a decrease of 5,112 mcf. Of the decrease, 2,192 mcf, or 8%, was due to the decline characteristics of the Registrant's oil and gas properties. The additional decrease of 2,920 barrels, or 11%, was due to the sale of properties.

The average price received per barrel of oil decreased from $16.54 for the three months ended September 30, 1994 to $16.38 for the three months ended September 30, 1995 while the average price received per mcf of gas decreased 5% to $1.58 during the three months ended September 30, 1995 from $1.66 in 1994.

COSTS AND EXPENSES:

Total costs and expenses decreased to $174,783 for the three months ended September 30, 1995 as compared to $254,628 for the same period in 1994, a decrease of $79,845, or 31%. This decrease was due to declines in production costs and G&A, offset by an increase in depletion.

Production costs were $99,479 for the three months ended September 30, 1995 and $187,452 for the same period in 1994 resulting in an $87,973 decrease, or 47%. The decrease was due to a decline in well repair and maintenance costs, partially attributable to the sale of properties.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 32% from $7,624 for the three months ended September 30, 1994 to $5,151 for the same period in 1995.

Depletion was $70,153 for the three months ended September 30, 1995 compared to $59,552 for the same period in 1994. This represented an increase in depletion of $10,601, or 18%. Depletion was calculated quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil.
Oil production decreased 4,097 barrels for the three months ended
September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.30 per barrel.

Comparatively, depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.21 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $218,200 during the nine months ended September 30, 1995, a $64,777 increase from the same period ended September 30, 1994. This increase was due to a decline in production costs, offset by a decrease in oil and gas sales. The decline in production costs was due to less well repair and maintenance, partially attributable to the sale of properties. The decrease in oil and gas sales was due to declines in barrels of oil and mcf of gas produced and sold, offset by increases in the prices received per barrel of oil and mcf of gas.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

The Registrant's principal investing activities during the nine months ended September 30, 1995 resulted in proceeds received of $474,826 from the sale of 21 wells. Investment activities during the nine months ended September 30, 1995 and 1994 included $1,236 and $3,331, respectively, for expenditures related to repair and maintenance activity on several oil and gas properties.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $551,002 of which $391,241 was distributed to the limited partners and $159,761 to the general partners. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $141,971 of which $104,910 was distributed to the limited partners and $37,061 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of

Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $360,857, or $58.91 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                     PARKER & PARSLEY 82-II, LTD.
                    (A Texas Limited Partnership)



                         S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PARKER & PARSLEY 82-II, LTD.

                            By: Parker & Parsley Development L.P.,
                                 Managing General Partner

                                By: Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated: November 9, 1995    By:  /s/ Steven L. Beal
                                 --------------------------------------
                                 Steven L. Beal, Senior Vice President
                                  and Chief Financial Officer of PPUSA