Form 10-Q
period 1996-06-30
PARKER & PARSLEY 82 II LTD
filed 1996-08-12
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

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

                               Page 1 of 14 pages.

                             -There are no exhibits-

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)
                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    June 30,       December 31,
                                                      1996            1995
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $200,295 at June 30 and
    $198,783 at December 31                        $   200,795     $   199,420
  Accounts receivable - oil and gas sales               67,023          57,508
                                                    ----------      ----------

         Total current assets                          267,818         256,928

Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,058,486       9,175,329
    Accumulated depletion                           (7,404,272)     (7,435,262)
                                                    ----------      ----------

         Net oil and gas properties                  1,654,214       1,740,067
                                                    ----------      ----------

                                                   $ 1,922,032     $ 1,996,995
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    29,364     $    46,198

Partners' capital:
  Limited partners (6,126 interests)                 1,679,571       1,736,603
  General partners                                     213,097         214,194
                                                    ----------      ----------

                                                     1,892,668       1,950,797
                                                    ----------      ----------

                                                   $ 1,922,032     $ 1,996,995
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                  ---------------------   ---------------------
                                     1996        1995        1996        1995
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas sales               $ 173,367   $ 148,718   $ 341,557   $ 385,538
  Interest income                     2,329       4,500       4,387       5,458
  Gain (loss) on sale of assets          -       (7,897)         -      450,599
  Litigation settlement              45,027          -       45,027          -
                                   --------    --------    --------    --------

      Total revenues                220,723     145,321     390,971     841,595

Costs and expenses:
  Production costs                   78,562      62,027     159,947     221,413
  General and administrative
    expenses                          6,214       4,564      11,485      12,325
  Depletion                          27,719      70,597      56,772     176,108
  Loss on abandoned property         29,142          -       29,142          -
  Abandoned property costs            4,059          -        4,059          -
                                   --------    --------    --------    --------

      Total costs and expenses      145,696     137,188     261,405     409,846
                                   --------    --------    --------    --------

Net income                        $  75,027   $   8,133   $ 129,566   $ 431,749
                                   ========    ========    ========    ========
Allocation of net income (loss):
  General partners                $  24,814   $  85,087   $  42,807   $ 138,043
                                   ========    ========    ========    ========

  Limited partners                $  50,213   $ (76,954)  $  86,759   $ 293,706
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    8.19   $  (12.57)  $   14.16   $   47.94
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $   16.47   $   50.00   $   23.47   $   56.87
                                   ========    ========    ========    ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General        Limited
                                       partners       partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 1995            $  262,241     $2,146,426     $2,408,667

    Distributions                       (146,862)      (348,385)      (495,247)

    Net income                           138,043        293,706        431,749
                                       ---------      ---------      ---------

Balance at June 30, 1995              $  253,422     $2,091,747     $2,345,169
                                       =========      =========      =========



Balance at January 1, 1996            $  214,194     $1,736,603     $1,950,797

    Distributions                        (43,904)      (143,791)      (187,695)

    Net income                            42,807         86,759        129,566
                                       ---------      ---------      ---------

Balance at June 30, 1996              $  213,097     $1,679,571     $1,892,668
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                             June 30,
                                                       1996           1995
                                                    ----------     ----------
Cash flows from operating activities:

 Net income                                         $  129,566     $  431,749
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion                                            56,772        176,108
   Gain on sale of assets                                   -        (450,599)
   Loss on abandoned property                           29,142             -
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable           (9,515)        28,678
   Decrease in accounts payable                        (16,831)       (11,816)
                                                     ---------      ---------

     Net cash provided by operating activities         189,134        174,120

Cash flows from investing activities:

 Additions to oil and gas properties                       (64)            -
 Proceeds from sale of properties                           -         474,826
                                                     ---------      ---------

     Net cash provided by (used in) investing
      activities                                           (64)       474,826

Cash flows from financing activities:

 Cash distributions to partners                       (187,695)      (495,247)
                                                     ---------      ---------

Net increase in cash and cash equivalents                1,375        153,699
Cash and cash equivalents at beginning of period       199,420         55,371
                                                     ---------      ---------

Cash and cash equivalents at end of period          $  200,795     $  209,070
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 82-II, L.P. (the "Registrant") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

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

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of 360,857, or $58.91 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $36,851 to the limited partners, or $6.02 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended
  June 30, 1995

Revenues:

The Registrant's oil and gas revenues decreased to $341,557 from $385,538 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 11%. The decrease in revenues resulted from a 33% decline in barrels of oil produced and sold and a 10% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the six months ended June 30, 1996, 11,915 barrels of oil were sold compared to 17,682 for the same period in 1995, a decrease of 5,767 barrels. For the six months ended June 30, 1996, 41,041 mcf of gas were sold compared to 45,455 for the same period in 1995, a decrease of 4,414 mcf. Because of the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.69, or 22%, from $16.97 for the six months ended June 30, 1995 to $20.66 for the same period in 1996 while the average price received per mcf of gas increased 24% from $1.88 during the six months ended June 30, 1995 to $2.32 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

A gain of $450,599 from the sale of 22 wells was recognized during the six months ended June 30, 1995 resulting from proceeds received of $474,826 and a $368 receivable due from the sale for post-closing adjustments, less the write-off of remaining capitalized well costs of $24,595. There were no sales for the same period in 1996.

A loss on abandoned property of $29,142 during the six months ended June 30, 1996 resulted from the abandonment of one uneconomical well. Expenses incurred to plug and abandon this well totaled $4,059. There was no abandonment activity during the same period in 1995.

Costs and Expenses:

Total costs and expenses decreased to $261,405 for the six months ended June 30, 1996 as compared to $409,846 for the same period in 1995, a decrease of $148,441, or 36%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion, offset by increases in loss on abandoned property and abandoned property costs.

Production costs were $159,947 for the six months ended June 30, 1996 and $221,413 for the same period in 1995 resulting in a $61,466 decrease, or 28%. The decrease was due to reductions in well repair and maintenance costs and partially due to the elimination of costs on wells sold in 1995.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 7% from $12,325 for the six months ended June 30, 1995 to $11,485 for the same period in 1996.

Depletion was $56,772 for the six months ended June 30, 1996 compared to $176,108 for the same period in 1995. This represented a decrease in depletion of $119,336, or 68%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 5,767 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 51,323 barrels, or 16%.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $36,851 to the limited partners, or $6.02 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended
  June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $173,367 from $148,718 for the three months ended June 30, 1996 and 1995, respectively, an increase of 17%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by an 8% decrease in barrels of oil produced and sold and a 20% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 5,848 barrels of oil were sold compared to 6,336 for the same period in 1995, a decrease of 488 barrels. For the three months ended June 30, 1996, 17,734 mcf of gas were sold compared to 22,247 for the same period in 1995, a decrease of 4,513 mcf. The decreases in oil and gas produced and sold were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.66, or 26%, from $17.65 for the three months ended June 30, 1995 to $22.31 for the three months ended June 30, 1996 while the average price received per mcf of gas increased 46% to $2.42 during the three months ended June 30, 1996 from $1.66 during the same period in 1995.

Costs and Expenses:

Total costs and expenses increased to $145,696 for the three months ended June 30, 1996 as compared to $137,188 for the same period in 1995, an increase of $8,508, or 6%. This increase was due to increases in production costs, G&A, loss on abandoned property and abandoned property costs, offset by a decrease in depletion.

Production costs were $78,562 for the three months ended June 30, 1996 and $62,027 for the same period in 1995 resulting in a $16,535 increase, or 27%. The increase was due to additional well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 36% from $4,564 for the three months ended June 30, 1995 to $6,214 for the same period in 1996.

Depletion was $27,719 for the three months ended June 30, 1996 compared to $70,597 for the same period in 1995. This represented a decrease in depletion of $42,878, or 61%, partially attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 488 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss on sale of assets of $7,897 was recognized in the three months ended June 30, 1995 resulting from proceeds of $6,996 received from the sale of interests in one fully depleted well and one plugged and abandoned well, offset by an adjustment of $14,893 decreasing the proceeds received from the sale of 20 wells in the three months ended March 31, 1995. The adjustment results from the reimbursement of net revenues received from the wells after the effective date of sale, January 1, 1995. There were no sales for the same period in 1996.

A loss on abandoned property of $29,142 resulted from the abandonment of one uneconomical well during the three months ended June 30, 1996. Expenses incurred to plug and abandon this well totaled $4,059. There was no abandonment activity for the three months ended June 30, 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased during the six months ended June 30, 1996 $15,014 from the same period ended June 30, 1995. This increase was primarily due to the receipt of proceeds from the litigation settlement and declines in expenditures for production costs, offset by a decrease in oil and gas sales.

Net Cash Provided by (Used in) Investing Activities

The Registrant's principal investing activities during the six months ended June 30, 1996 included equipment replacement expenditures on several oil and gas properties. For the same period ended June 30, 1995, proceeds of $474,826 were received from the sale of 22 wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $187,695 of which $143,791 was distributed to the limited partners and $43,904 to the general partners. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $495,247 of which $348,385 was distributed to the limited partners and $146,862 to the general partners.

Cash distributions to the partners of $187,695 for the six months ended June 30, 1996 included $36,851 to the limited partners and $8,176 to the general partners, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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


                                      PARKER & PARSLEY 82-II, LTD.

                                 By:  Parker & Parsley Development L.P.,
                                       Managing General Partner
                                      By:  Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  August 12, 1996           By:   /s/ Steven L. Beal
                                      ---------------------------------------
                                      Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA