Form 10-Q
period 1996-09-30
PARKER & PARSLEY 82 II LTD
filed 1996-11-06
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /
                               Page 1 of 15 pages.
                             -There are no exhibits-

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.   Financial Statements

            Balance Sheets as of September 30, 1996 and
               December 31, 1995   ..................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1996 and 1995...............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1996...............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995............................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    9



                           Part II. Other Information

Item 1.     Legal Proceedings........................................   14


            Signatures...............................................   15

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                    September 30,  December 31,
                                                        1996          1995
                                                    -----------    -----------
                                                     (Unaudited)
                  ASSETS

Current assets:
   Cash and cash equivalents, including interest
      bearing deposits of $196,380 at September 30
      and $198,783 at December 31                   $   196,880    $   199,420
   Accounts receivable - oil and gas sales               72,637         57,508
                                                      ---------      ---------
             Total current assets                       269,517        256,928
                                                      ---------      ---------

Oil and gas properties - at cost, based on the
   successful efforts accounting method               9,058,554      9,175,329
      Accumulated depletion                          (7,428,934)    (7,435,262)
                                                      ---------      ---------
             Net oil and gas properties               1,629,620      1,740,067
                                                      ---------      ---------
                                                    $ 1,899,137    $ 1,996,995
                                                      =========      =========

   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    28,607    $    46,198

Partners' capital:
   Limited partners (6,126 interests)                 1,658,068      1,736,603
   General partners                                     212,462        214,194
                                                      ---------      ---------
                                                      1,870,530      1,950,797
                                                      ---------      ---------
                                                    $ 1,899,137    $ 1,996,995
                                                      =========      =========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended       Nine months ended
                                     September 30,            September 30,
                                ---------------------    ---------------------
                                   1996        1995         1996        1995
                                ---------   ---------    ---------   ---------
Revenues:
  Oil and gas                   $ 168,163   $ 143,033    $ 509,720   $ 528,571
  Interest                          2,502       3,263        6,889       8,721
  Gain on sale of assets              -           -            -       450,599
  Salvage income from equipment
   disposals                        8,521         -          8,521         -
  Litigation settlement               -           -         45,027         -
                                 --------    --------     --------    --------
                                  179,186     146,296      570,157     987,891
                                 --------    --------     --------    --------
Costs and expenses:
  Oil and gas production           76,132      99,479      236,079     320,892
  General and administrative        5,575       5,151       17,060      17,476
  Depletion                        24,663      70,153       81,435     246,261
  (Gain) loss on abandoned
    property                         (523)        -         28,619         -
  Abandoned property costs            -           -          4,059         -
                                 --------    --------     --------    --------
                                  105,847     174,783      367,252     584,629
                                 --------    --------     --------    --------

Net income (loss)               $  73,339   $ (28,487)   $ 202,905   $ 403,262
                                 ========    ========     ========    ========
Allocation of net income (loss):
  General partners              $  21,956   $   3,401    $  64,763   $ 141,444
                                 ========    ========     ========    ========

  Limited partners              $  51,383   $ (31,888)   $ 138,142   $ 261,818
                                 ========    ========     ========    ========
Net income (loss) per limited
  partnership interest          $    8.39   $   (5.20)   $   22.55   $   42.74
                                 ========    ========     ========    ========
Distributions per limited
  partnership interest          $   11.90   $    7.00    $   35.37   $   63.87
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    General        Limited
                                    partners       partners         Total
                                    ---------     -----------     -----------

Balance at January 1, 1996          $ 214,194     $ 1,736,603     $ 1,950,797

  Distributions                       (66,495)       (216,677)       (283,172)

  Net income                           64,763         138,142         202,905
                                     --------      ----------      ----------

Balance at September 30, 1996       $ 212,462     $ 1,658,068     $ 1,870,530
                                     ========      ==========      ==========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine months ended
                                                             September 30,
                                                        ----------------------
                                                           1996         1995
                                                        ---------    ---------
Cash flows from operating activities:
   Net income                                           $ 202,905    $ 403,262
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          81,435      246,261
        Gain on sale of assets                                -       (450,599)
        Salvage income from equipment disposals            (8,521)         -
        Loss on abandoned property                         28,619          -
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable           (15,129)      25,199
     Decrease in accounts payable                         (17,588)      (5,923)
                                                         --------     --------
          Net cash provided by operating activities       271,721      218,200
                                                         --------     --------

Cash flows from investing activities:
   Additions to oil and gas properties                       (133)      (1,236)
   Proceeds from salvage income on equipment
      disposals                                             8,521          -
   Proceeds from sale of assets                               -        474,826
   Proceeds from equipment salvage on abandoned
      property                                                523          -
                                                         --------     --------
          Net cash provided by investing activities         8,911      473,590
                                                         --------     --------

Cash flows from financing activities:
   Cash distributions to partners                        (283,172)    (551,002)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents       (2,540)     140,788
Cash and cash equivalents at beginning of period          199,420       55,371
                                                         --------     --------
Cash and cash equivalents at end of period              $ 196,880    $ 196,159
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


Note 1.

Parker & Parsley 82-II, Ltd. (the "Registrant") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $36,851, or $6.02 per limited partnership interest to the Registrant and its partners.

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues decreased to $509,720 from $528,571 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 4%. The decrease in revenues resulted from a 27% decline in barrels of oil produced and sold and a 10% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the nine months ended September 30, 1996, 17,833 barrels of oil were sold compared to 24,348 for the same period in 1995, a decrease of 6,515 barrels. For the nine months ended September 30, 1996, 60,158 mcf of gas were sold compared to 66,910 for the same period in 1995, a decrease of 6,752 mcf. Because of the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $4.21, or 25%, from $16.81 for the nine months ended September 30, 1995 to $21.02 for the same period in 1996 while the average price received per mcf of gas increased 26% from $1.78 for the nine months ended September 30, 1995 to $2.24 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

A gain of $450,599 from the sale of 22 wells was recognized during the nine months ended September 30, 1995 resulting from proceeds received of $474,826 and a $368 receivable due from the sale for post-closing adjustments, less the write-off of remaining capitalized well costs of $24,595. There were no sales for the same period in 1996.

Salvage income of $8,521 for the nine months ended September 30, 1996 was derived from proceeds received from the sale of equipment on one fully depleted property. There was no salvage income for the same period in 1995.

Costs and Expenses:

Total costs and expenses decreased to $367,252 for the nine months ended September 30, 1996 as compared to $584,629 for the same period in 1995, a decrease of $217,377, or 37%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion, offset by increases in loss on abandoned property and abandoned property costs.

Production costs were $236,079 for the nine months ended September 30, 1996 and $320,892 for the same period in 1995 resulting in an $84,813 decrease, or 26%. The decrease was due to reductions in well repair and maintenance costs, partially due to the elimination of costs on wells sold in 1995.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 2% from $17,476 for the nine months ended September 30, 1995 to $17,060 for the same period in 1996.

Depletion was $81,435 for the nine months ended September 30, 1996 compared to $246,261 for the same period in 1995, representing a decrease of $164,826, or 67%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 6,515 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A loss on abandoned property of $28,619 during the nine months ended September 30, 1996 resulted from the abandonment of one uneconomical well. The loss consisted of the write-off of remaining capitalized well costs of $29,142 less proceeds received from equipment credits of $523. Expenses to plug and abandon this well totaled $4,059. There was no abandonment activity during the same period in 1995.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $36,851, or $6.02 per limited partnership interest to the Registrant and its partners.
                                       11

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $168,163 from $143,033 for the three months ended September 30, 1996 and 1995, respectively, an increase of 18%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by an 11% decline in barrels of oil produced and sold and an 11% decline in mcf of gas produced and sold. For the three months ended September 30, 1996, 5,918 barrels of oil were sold compared to 6,666 for the same period in 1995, a decrease of 748 barrels. For the three months ended September 30, 1996, 19,117 mcf of gas were sold compared to 21,455 for the same period in 1995, a decrease of 2,338 mcf. The decreases in oil and gas produced and sold were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.35, or 33%, from $16.38 for the three months ended September 30, 1995 to $21.73 for the three months ended September 30, 1996 while the average price received per mcf of gas increased 31% to $2.07 during the three months ended September 30, 1996 from $1.58 in 1995.

Salvage income of $8,521 for the three months ended September 30, 1996 was derived from proceeds received from the sale of equipment from one fully depleted well. There was no salvage income for the same period in 1995.

Costs and Expenses:

Total costs and expenses decreased to $105,847 for the three months ended September 30, 1996 as compared to $174,783 for the same period in 1995, a decrease of $68,936, or 39%. This decrease was due to declines in production costs, depletion and a gain on abandoned property, offset by an increase in G&A.

Production costs were $76,132 for the three months ended September 30, 1996 and $99,479 for the same period in 1995 resulting in a $23,347 decrease, or 23%. The decrease was due to a decline in well repair and maintenance costs, partially attributable to the sale of properties in 1995.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 8% from $5,151 for the three months ended September 30, 1995 to $5,575 for the same period in 1996.

Depletion was $24,663 for the three months ended September 30, 1996 compared to $70,153 for the same period in 1995, representing a decrease of $45,490, or 65%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 748 barrels for the three months ended ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A gain on abandoned property of $523 resulted from equipment credits received from the abandonment of one uneconomical well during the three months ended September 30, 1996. There was no gain on abandoned property for the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $53,521 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was due to the receipt of proceeds from the litigation settlement and declines in expenditures for production costs, offset by a decrease in oil and gas sales.

Net Cash Provided by (Used in) Investing Activities

The Registrant's principal investing activities during the nine months ended September 30, 1996 and 1995 included expenditures related to equipment replacement on several oil and gas properties. The Registrant also received proceeds of $8,521 from equipment credits received on one fully depleted oil and gas property and proceeds of $523 for equipment salvage on one well previously plugged and abandoned. For the same period ended September 30, 1995, proceeds of $474,826 were received from the sale of 22 wells.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $283,172 of which $216,677 was distributed to the limited partners and $66,495 to the general partners. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $551,002 of which $391,241 was distributed to the limited partners and $159,761 to the general partners.

Cash distributions to the partners of $283,172 for the nine months ended September 30, 1996 included $36,851 to the limited partners and $8,176 to the general partners, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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

                           Part II. Other Information


Item 1.   Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement thereof is described in Note 3 of Notes to Financial Statements above.

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


                                      PARKER & PARSLEY 82-II, LTD.

                                By:   Parker & Parsley Development L.P.,
                                       Managing General Partner

                                      By:   Parker & Parsley Petroleum USA, Inc.
                                              ("PPUSA"), General Partner




Dated: November 6, 1996        By:     /s/ Steven L. Beal
                                      ---------------------------------------

                                      Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA