Form 10-Q
period 1997-03-31
PARKER & PARSLEY 82 II LTD
filed 1997-05-07
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997
                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1997 and
             December 31, 1996.......................................    3

           Statements of Operations for the three months
             ended March 31, 1997 and 1996...........................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1997....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1997 and 1996...........................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................    9

           27.    Financial Data Schedule

           Signatures................................................   10

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS


                                                    March 31,       December 31,
                                                      1997             1996
                                                   -----------      -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $174,478 at March 31
    and $178,658 at December 31                    $   174,978      $   179,158
  Accounts receivable - oil and gas sales               82,817          114,039
                                                    ----------       ----------
        Total current assets                           257,795          293,197
                                                    ----------       ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               9,058,529        9,058,497
Accumulated depletion                               (7,491,529)      (7,457,953)
                                                    ----------       ----------
        Net oil and gas properties                   1,567,000        1,600,544
                                                    ----------       ----------
                                                   $ 1,824,795      $ 1,893,741
                                                    ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    15,478      $    17,546

Partners' capital:
  General partners                                     207,248          217,566
  Limited partners (6,126 interests)                 1,602,069        1,658,629
                                                    ----------       ----------
                                                     1,809,317        1,876,195
                                                    ----------       ----------
                                                   $ 1,824,795      $ 1,893,741
                                                    ==========       ==========


  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three months ended
                                                         March 31,
                                                 -------------------------
                                                   1997            1996
                                                 ---------       ---------
Revenues:
  Oil and gas                                    $ 176,592       $ 168,190
  Interest                                           2,230           2,058
                                                  --------        --------
                                                   178,822         170,248
                                                  --------        --------
Costs and expenses:
  Oil and gas production                            77,155          81,385
  General and administrative                         6,067           5,271
  Depletion                                         33,576          29,053
                                                  --------        --------
                                                   116,798         115,709
                                                  --------        --------
Net income                                       $  62,024       $  54,539
                                                  ========        ========
Allocation of net income:
  General partners                               $  20,568       $  17,993
                                                  ========        ========
  Limited partners                               $  41,456       $  36,546
                                                  ========        ========
Net income per limited partnership
 interest                                        $    6.77       $    5.97
                                                  ========        ========
Distributions per limited partnership
 interest                                        $   16.00       $    7.00
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     General        Limited
                                     partners       partners          Total
                                    ----------     -----------     -----------

Balance at January 1, 1997          $  217,566     $ 1,658,629     $ 1,876,195

    Distributions                      (30,886)        (98,016)       (128,902)

    Net income                          20,568          41,456          62,024
                                     ---------      ----------      ----------

Balance at March 31, 1997           $  207,248     $ 1,602,069     $ 1,809,317
                                     =========      ==========      ==========




         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                      Three months ended
                                                           March 31,
                                                    ------------------------
                                                      1997           1996
                                                    ---------      ---------
Cash flows from operating activities:

 Net income                                         $  62,024      $  54,539
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depletion                                          33,576         29,053
 Changes in assets and liabilities:
    (Increase) decrease in accounts receivable         31,222        (21,858)
    Decrease in accounts payable                       (2,068)       (25,364)
                                                     --------       --------

       Net cash provided by operating activities      124,754         36,370
                                                     --------       --------

Cash flows from investing activities:

 Additions to oil and gas properties                     (32)           (62)

Cash flows from financing activities:

 Cash distributions to partners                       128,902)       (57,257)
                                                     --------       --------

Net decrease in cash and cash equivalents              (4,180)       (20,949)
Cash and cash equivalents at beginning of period      179,158        199,420
                                                     --------       --------

Cash and cash equivalents at end of period          $ 174,978      $ 178,471
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 82-II, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $176,592 from $168,190 for the three months ended March 31, 1997 and 1996, respectively, an increase of 5%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 4% decline in barrels of oil produced and sold and a 27% decline in mcf of gas produced and sold. For the three months ended March 31, 1997, 5,847 barrels of oil were sold compared to 6,067 for the same period in 1996, a decrease of 220 barrels. For the three months ended March 31, 1997, 16,970 mcf of gas were sold compared to 23,309 for the same period in 1996, a decrease of 6,339 mcf. The declines in production volumes were primarily attributable to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.89, or 15%, from $19.07 for the three months ended March 31, 1996 to $21.96 for the same period in 1997, while the average price received per mcf of gas increased 26% from $2.25 during the three months ended March 31, 1996 to $2.84 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Costs and Expenses:

Total costs and expenses increased to $116,798 for the three months ended March 31, 1997 as compared to $115,709 for the same period in 1996, an increase of $1,089. This increase was due to increases in general and administrative expenses ("G&A") and depletion, offset by a decrease in production costs.

Production costs were $77,155 for the three months ended March 31, 1997 and $81,385 for the same period in 1996 resulting in a $4,230 decrease, or 5%. The decrease was due to declines in ad valorem taxes and well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 15% from $5,271 for the three months ended March 31, 1996 to $6,067 for the same period in 1997.

Depletion was $33,576 for the three months ended March 31, 1997 compared to $29,053 for the same period in 1996, an increase of $4,523, or 16%. This increase is primarily attributable to a downward revision in oil reserves, offset by a decline in oil production of 220 barrels for the three months ended March 31, 1997 compared to the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $88,384 during the three months ended March 31, 1997 from the same period in 1996. The increase was due to an increase in oil and gas sales receipts and declines in expenditures for production costs.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $128,902 of which $98,016 was distributed to the limited partners and $30,886 to the general partners. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $57,257 of which $42,882 was distributed to the limited partners and $14,375 to the general partners.
                                        8

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



                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.  Financial Data Schedule

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


                                     PARKER & PARSLEY 82-II, LTD.

                              By:    Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                              ("PPUSA"), General Partner




Dated:  May 7, 1997          By:    /s/ Steven L. Beal
                                     -------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA