Form 10-Q
period 1997-06-30
PARKER & PARSLEY 82 II LTD
filed 1997-08-11
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 12 pages.
                            Exhibit index on page 11.

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   ....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1997 and 1996.............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   11

           27.   Financial Data Schedule

           Signatures.................................................   12

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                      June 30,     December 31,
                                                        1997           1996
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $163,187 at June 30 and
    $178,658 at December 31                         $    163,687   $    179,158
  Accounts receivable - oil and gas sales                 67,404        114,039
                                                     -----------    -----------
         Total current assets                            231,091        293,197
                                                     -----------    -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 8,858,263      9,058,497
Accumulated depletion                                 (7,326,076)    (7,457,953)
                                                     -----------    -----------
         Net oil and gas properties                    1,532,187      1,600,544
                                                     -----------    -----------
                                                    $  1,763,278   $  1,893,741
                                                     ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $     18,268   $     17,546

Partners' capital:
  General partners                                       198,275        217,566
  Limited partners (6,126 interests)                   1,546,735      1,658,629
                                                     -----------    -----------
                                                       1,745,010      1,876,195
                                                     -----------    -----------
                                                    $  1,763,278   $  1,893,741
                                                     ===========    ===========


   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                 ---------------------    ---------------------
                                    1997        1996         1997        1996
                                 ---------   ---------    ---------   ---------
Revenues:
  Oil and gas                    $ 140,301   $ 173,367    $ 316,893   $ 341,557
  Interest                           2,367       2,329        4,597       4,387
  Gain (loss) on abandoned
    properties                       1,528     (29,142)       1,528     (29,142)
  Salvage income from equipment
    disposals                        2,092         -          2,092         -
  Litigation settlement                -        45,027          -        45,027
                                  --------    --------     --------    --------
                                   146,288     191,581      325,110     361,829
                                  --------    --------     --------    --------
Costs and expenses:
  Oil and gas production            77,737      78,562      154,892     159,947
  General and administrative         5,346       6,214       11,413      11,485
  Depletion                         34,813      27,719       68,389      56,772
  Abandoned property                   666       4,059          666       4,059
                                  --------    --------     --------    --------
                                   118,562     116,554      235,360     232,263
                                  --------    --------     --------    --------
Net income                       $  27,726   $  75,027    $  89,750   $ 129,566
                                  ========    ========     ========    ========
Allocation of net income:
  General partners               $  11,999   $  24,814    $  32,567   $  42,807
                                  ========    ========     ========    ========
  Limited partners               $  15,727   $  50,213    $  57,183   $  86,759
                                  ========    ========     ========    ========
Net income per limited
  partnership interest           $    2.56   $    8.19    $    9.33   $   14.16
                                  ========    ========     ========    ========
Distributions per limited
  partnership interest           $   11.60   $   16.47    $   27.60   $   23.47
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     General        Limited
                                     partners       partners        Total
                                     ---------     ----------     ----------

Balance at January 1, 1997           $ 217,566     $1,658,629     $1,876,195

    Distributions                      (51,858)      (169,077)      (220,935)

    Net income                          32,567         57,183         89,750
                                      --------      ---------      ---------

Balance at June 30, 1997             $ 198,275     $1,546,735     $1,745,010
                                      ========      =========      =========






         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                                June 30,
                                                       -------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:

   Net income                                          $   89,750    $  129,566
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          68,389        56,772
        (Gain) loss on abandoned properties                (1,528)       29,142
        Salvage income from equipment disposals            (2,092)          -
   Changes in assets and liabilities:
        (Increase) decrease in accounts receivable         46,635        (9,515)
        Increase (decrease) in accounts payable               722       (16,831)
                                                        ---------     ---------
          Net cash provided by operating activities       201,876       189,134
                                                        ---------     ---------
Cash flows from investing activities:

   Additions to oil and gas properties                        (32)          (64)
   Proceeds from salvage income on equipment
     disposals                                              2,092           -
   Proceeds from equipment salvage on abandoned
     properties                                             1,528           -
                                                        ---------     ---------
          Net cash provided by (used in) investing
            activities                                      3,588           (64)
                                                        ---------     ---------
Cash flows from financing activities:

        Cash distributions to partners                   (220,935)     (187,695)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents      (15,471)        1,375
Cash and cash equivalents at beginning of period          179,158       199,420
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  163,687    $  200,795
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 82-II, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 7% to $316,893 from $341,557 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 17% decline in mcf of gas produced and sold, a 6% decline in barrels of oil produced and sold and a slight decline in the average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the six months ended June 30, 1997, 11,177 barrels of oil were sold compared to 11,915 for the same period in 1996, a decrease of 738 barrels. For the six months ended June 30, 1997, 34,041 mcf of gas were sold compared to 41,041 for the same period in 1996, a decrease of 7,000 mcf. The declines in production volumes were primarily attributable to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.66 for the six months ended June 30, 1996 to $20.43 for the same period in 1997, while the average price received per mcf of gas increased 12% from $2.32 during the six months ended June 30, 1996 to $2.60 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

A gain on abandoned property of $1,528 was recognized during the six months ended June 30, 1997 as a result of proceeds from equipment sales related to an abandoned well. During the same period in 1996, a loss on abandoned property of $29,142 resulted from the abandonment of one uneconomical well. Expenses incurred to plug and abandon these wells totaled $666 and $4,059 for the six months ended June 30, 1997 and 1996, respectively.

Salvage income of $2,092 was received during the six months ended June 30, 1997 from the disposal of equipment on one well abandoned in a prior period.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $45,027, which included $36,851, or $6.02 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses increased to $235,360 for the six months ended June 30, 1997 as compared to $232,263 for the same period in 1996, an increase of $3,097. This increase was due to an increase in depletion, offset by declines in production costs, abandoned property costs and general and administrative expenses ("G&A").

Production costs were $154,892 for the six months ended June 30, 1997 and $159,947 for the same period in 1996 resulting in a $5,055 decrease, or 3%. The decrease was due to declines in ad valorem taxes and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased slightly from $11,485 for the six months ended June 30, 1996 to $11,413 for the same period in 1997.

Depletion was $68,389 for the six months ended June 30, 1997 compared to $56,772 for the same period in 1996. This represented an increase in depletion of $11,617, or 20%. This increase was the result of a decline in oil reserves during 1997 as a result of lower commodity prices.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 19% to $140,301 from $173,367 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from lower average prices received per barrel of oil and mcf of gas, a 9% decrease in barrels of oil produced and sold and a 4% decrease in mcf of gas produced and sold. For the three months ended June 30, 1997, 5,330 barrels of oil were sold compared to 5,848 for the same period in 1996, a decrease of 518 barrels. For the three months ended June 30, 1997, 17,071 mcf of gas were sold compared to 17,734 for the same period in 1996, a decrease of 663 mcf.

The average price received per barrel of oil decreased $3.55, or 16%, from $22.31 for the three months ended June 30, 1996 to $18.76 for the three months ended June 30, 1997, while the average price received per mcf of gas decreased 2% to $2.36 during the three months ended June 30, 1997 from $2.42 during the same period in 1996.

A gain on abandoned property of $1,528 was recognized during the three months ended June 30, 1997 as a result of proceeds from equipment sales related to an abandoned well. During the same period in 1996, a loss on abandoned property of $29,142 resulted from the abandonment of one uneconomical well. Expenses incurred to plug and abandon these wells totaled $666 and $4,059 for the three months ended June 30, 1997 and 1996, respectively.

Salvage income of $2,092 was received during the three months ended June 30, 1997 from the disposal of equipment on one well abandoned in a prior period.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $45,027, which included $36,851, or $6.02 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses increased to $118,562 for the three months ended June 30, 1997 as compared to $116,554 for the same period in 1996, an increase of $2,008. This increase was due to an increase in depletion, offset by decreases in abandoned property costs, G&A and production costs.

Production costs were $77,737 for the three months ended June 30, 1997 and $78,562 for the same period in 1996 resulting in an $825 decrease. The decrease was due to declines in ad valorem taxes and production taxes, offset by an increase in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 14% from $6,214 for the three months ended June 30, 1996 to $5,346 for the same period in 1997.

Depletion was $34,813 for the three months ended June 30, 1997 compared to $27,719 for the same period in 1996. This represented an increase in depletion of $7,094, or 26%, primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $12,742 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This increase was due to an increase in oil and gas sales receipts and a decrease in expenditures for production costs, offset by proceeds from the litigation settlement received in 1996 as discussed in Item 2.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the six months ended June 30, 1997 and 1996 were related to the addition of oil and gas equipment on active properties.

During the six months ended June 30, 1997, proceeds of $2,092 were received from the disposal of oil and gas equipment on one well abandoned in a prior year.

Proceeds of $1,528 were also received during the six months ended June 30, 1997 from the disposal of equipment on one fully depleted well abandoned during the current period.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $220,935 of which $51,858 was distributed to the general partners and $169,077 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $187,695 of which $43,904 was distributed to the general partners and $143,791 to the limited partners. Cash distributions to the partners of $187,695 for the six months ended June 30, 1996 included $8,176 to the general partners and $36,851 to the limited partners, resulting from proceeds received in the litigation settlement.

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


                                       PARKER & PARSLEY 82-II, LTD.

                                  By:  Parker & Parsley Development L.P.,
                                        Managing General Partner
                                       By:  Parker & Parsley Petroleum USA, Inc.
                                              ("PPUSA"), General Partner




Dated:  August 11, 1997           By:  /s/ Rich Dealy
                                       -------------------------------
                                       Rich Dealy, Controller of PPUSA