Form 10-Q
period 1997-09-30
PARKER & PARSLEY 82 II LTD
filed 1997-11-13
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.   Financial Statements

            Balance Sheets as of September 30, 1997 and
               December 31, 1996   .....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1997 and 1996..................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1997..................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1997 and 1996...............................    6

            Notes to Financial Statements...............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    7


                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K..............................   11

          27.   Financial Data Schedule

          Signatures....................................................   12

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements


                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1997            1996
                                                   ------------    -----------
                                                    (Unaudited)

                        ASSETS

Current assets:
   Cash and cash equivalents, including interest
      bearing deposits of $144,520 at September
      30 and $178,658 at December 31               $    145,020    $   179,158
   Accounts receivable - oil and gas sales               57,192        114,039
                                                    -----------     ----------
             Total current assets                       202,212        293,197
                                                    -----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method               8,860,815      9,058,497
Accumulated depletion                                (7,358,408)    (7,457,953)
                                                    -----------     ----------
             Net oil and gas properties               1,502,407      1,600,544
                                                    -----------     ----------
                                                   $  1,704,619    $ 1,893,741
                                                    ===========     ==========

   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     20,282    $    17,546
Partners' capital:
   General partners                                     189,356        217,566
   Limited partners (6,126 interests)                 1,494,981      1,658,629
                                                    -----------     ----------
                                                      1,684,337      1,876,195
                                                    -----------     ----------
                                                   $  1,704,619    $ 1,893,741
                                                    ===========     ==========




The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Nine months ended
                                      September 30,            September 30,
                                  ---------------------   ---------------------
                                     1997        1996        1997         1996
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 131,336   $ 168,163   $ 448,229   $ 509,720
  Interest                            2,194       2,502       6,791       6,889
  Gain (loss) on disposition
    of assets                           418       9,044       4,038     (20,098)
  Litigation settlement                 -           -           -        45,027
                                   --------    --------    --------    --------
                                    133,948     179,709     459,058     541,538
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             85,927      76,132     240,819     236,079
  General and administrative          4,688       5,575      16,101      17,060
  Depletion                          32,331      24,663     100,720      81,435
  Abandoned property costs               25         -           691       4,059
                                   --------    --------    --------    --------
                                    122,971     106,370     358,331     338,633
                                   --------    --------    --------    --------
Net income                        $  10,977   $  73,339   $ 100,727   $ 202,905
                                   ========    ========    ========    ========
Allocation of net income:
  General partners                $   7,597   $  21,956   $  40,164   $  64,763
                                   ========    ========    ========    ========
  Limited partners                $   3,380   $  51,383   $  60,563   $ 138,142
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $     .56   $    8.39   $    9.89   $   22.55
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    8.13   $   11.90   $   35.73   $   35.37
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      General        Limited
                                      partners       partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 1997           $  217,566     $1,658,629     $1,876,195

  Distributions                         (68,374)      (224,211)      (292,585)

  Net income                             40,164         60,563        100,727
                                      ---------      ---------        -------

Balance at September 30, 1997        $  189,356     $1,494,981     $1,684,337
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                           September 30,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  100,727    $  202,905
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                        100,720        81,435
        (Gain) loss on disposition of assets              (4,038)       20,098
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable           56,847       (15,129)
     Increase (decrease) in accounts payable               2,736       (17,588)
                                                       ---------     ---------
         Net cash provided by operating activities       256,992       271,721
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (2,583)         (133)
   Proceeds from disposition of assets                     4,038         9,044
                                                       ---------     ---------
         Net cash provided by investing activities         1,455         8,911
                                                       ---------     ---------
Cash flows from financing activities:
   Cash distributions to partners                       (292,585)     (283,172)
                                                       ---------     ---------
Net decrease in cash and cash equivalents                (34,138)       (2,540)
Cash and cash equivalents at beginning of period         179,158       199,420
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  145,020    $  196,880
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.    Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 82-II, Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform to the 1997 presentations.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership, joining the existing general partner, P&P Employees 82-II, Ltd. ("EMPL"), a Texas limited partnership whose general partner is Pioneer USA, and 6,126 limited partners as of March 8, 1997. Prior to August 8, 1997, the Partnership's managing general partner and the general partner of EMPL was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership and the general partner of EMPL as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 12% to $448,229 from $509,720 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the nine months ended September 30, 1997, 16,392 barrels of oil were sold compared to 17,833 for the same period in 1996, a decrease of 1,441 barrels, or 8%. For the nine months ended September 30, 1997, 50,580 mcf of gas were sold compared to 60,158 for the same period in 1996, a decrease of 9,578 mcf, or 16%. The declines in production volumes were primarily attributable to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.21, or 6%, from $21.02 for the nine months ended September 30, 1996 to $19.81 for the same period in 1997, while the average price received per mcf of gas increased 9% from $2.24 for the nine months ended September 30, 1996 to $2.44 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

Gain on disposition of assets of $4,038 for the nine months ended September 30, 1997 was derived from proceeds of $2,511 received from the sale of equipment on one fully depleted property and a gain of $1,527 was from the disposal of equipment on one abandoned well in the same period. Loss on disposition of assets of $20,098 for the nine months ended September 30, 1996 primarily resulted from a $28,619 loss on abandoned property, offset by a gain of $8,521 from proceeds received from the sale of equipment on one fully depleted property. Expenses incurred to plug and abandon these wells totaled $691 and $4,059 for the nine months ended September 30, 1997 and 1996, respectively.

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

Costs and Expenses:

Total costs and expenses increased to $358,331 for the nine months ended September 30, 1997 as compared to $338,633 for the same period in 1996, a decrease of $19,698, or 6%. This increase was due to increases in depletion and production costs, offset by declines in abandoned property costs and general and administrative expenses ("G&A").

Production costs were $240,819 for the nine months ended September 30, 1997 and $236,079 for the same period in 1996 resulting in a $4,740 increase. The increase was due to higher well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 6% from $17,060 for the nine months ended September 30, 1996 to $16,101 for the same period in 1997.

Depletion was $100,720 for the nine months ended September 30, 1997 compared to $81,435 for the same period in 1996, representing an increase of $19,285, or 24%. This increase was primarily attributable to a decline in oil reserves during 1997 due to lower commodity prices, offset by a decline in production of 1,441 barrels for the nine months ended September 30, 1997 as compared to the same period in 1996.

Three months ended September 30, 1997 compared with three months ended September
  30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 22% to $131,336 from $168,163 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from a lower average price received per barrel of oil and declines in barrels of oil and mcf of gas produced and sold, offset by a higher average price received per mcf of gas. For the three months ended September 30, 1997, 5,215 barrels of oil were sold compared to 5,918 for the same period in 1996, a decrease of 703 barrels, or 12%. For the three months ended September 30, 1997, 16,539 mcf of gas were sold compared to 19,117 for the same period in 1996, a decrease of 2,578 mcf, or 13%. The decreases in oil and gas production were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.24, or 15%, from $21.73 for the three months ended September 30, 1996 to $18.49 for the three months ended September 30, 1997, while the average price received per mcf of gas increased to $2.11 during the three months ended September 30, 1997 from $2.07 in 1996.

Gain on disposition of assets of $418 for the three months ended September 30, 1997 was derived from proceeds received from the sale of equipment on one fully depleted well. Gain on disposition of assets of $9,044, for the three months ended September 30, 1996, was derived from $8,521 in proceeds received from the sale of equipment on one fully depleted well and $523 from equipment disposals on one abandoned well.

Costs and Expenses:

Total costs and expenses increased to $122,971 for the three months ended September 30, 1997 as compared to $106,370 for the same period in 1996, an increase of $16,601, or 16%. This increase was due to increases in production costs, depletion and abandoned property costs, offset by a decrease in G&A.

Production costs were $85,927 for the three months ended September 30, 1997 and $76,132 for the same period in 1996 resulting in a $9,795 increase, or 13%. The increase was due to additional well maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 16% from $5,575 for the three months ended September 30, 1996 to $4,688 for the same period in 1997.

Depletion was $32,331 for the three months ended September 30, 1997 compared to $24,663 for the same period in 1996, representing an increase of $7,668, or 31%, primarily attributable to a decline in oil reserves during the third quarter of 1997 due to lower commodity prices, offset by a decline in production of 703 barrels for the three months ended September 30, 1997 as compared to the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $14,729 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This decrease was due to proceeds received in 1996 from the litigation settlement as discussed above and the increase in G&A expenses paid, offset by a decrease in production and abandoned property costs paid and an increase in oil and gas sales receipts.

Net Cash Provided by Investing Activities

The Partnership's  principal  investing  activities during the nine months ended
September  30,  1997  and  1996  included   expenditures  related  to  equipment
replacement on several oil and gas properties.

Proceeds from disposition of assets of $4,038 received during the nine months ended September 30, 1997 derived from equipment sold of $2,511 from one fully depleted well and $1,527 from one abandoned well. Proceeds of $9,044 received during the nine months ended September 30, 1996 consisted of proceeds from the sale of equipment of $8,521 from one fully depleted well and $523 on one abandoned well.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $292,585 of which $68,374 was distributed to the general partners and $224,211 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $283,172 of which $66,495 was distributed to the general partners and $216,677 to the limited partners. Cash distributions to the partners of $283,172 for the nine months ended September 30, 1996 included $8,176 to the general partners and $36,851 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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


                                           PARKER & PARSLEY 82-II, LTD.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated: November 13, 1997            By:         /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Vice President and
                                            Controller