Form 10-Q
period 1998-03-31
PARKER & PARSLEY 82 II LTD
filed 1998-05-04
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


             / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998
                                       or

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


                                Yes / x / No / /

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 1998 and
               December 31, 1997   .....................................    3

            Statements of Operations for the three months
              ended March 31, 1998 and 1997.............................    4

            Statement of Partners' Capital for the three months
              ended March 31, 1998......................................    5

            Statements of Cash Flows for the three months
              ended March 31, 1998 and 1997.............................    6

            Notes to Financial Statements...............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K............................   10

            27.1    Financial Data Schedule

            Signatures..................................................   11

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1. Financial Statements
                                 BALANCE SHEETS
                                                      March 31,     December 31,
                                                        1998            1997
                                                     -----------    -----------
                                                     (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $278,699 at March 31
    and $150,579 at December 31                      $   279,199    $   151,079
  Accounts receivable:
    Oil and gas sales                                     49,273         60,072
    Other                                                    -          152,402
                                                      ----------     ----------
        Total current assets                             328,472        363,553
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 8,423,350      8,420,466
Accumulated depletion                                 (7,352,289)    (7,327,693)
                                                      ----------     ----------
        Net oil and gas properties                     1,071,061      1,092,773
                                                      ----------     ----------
                                                     $ 1,399,533    $ 1,456,326
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    15,173    $    16,723

Partners' capital:
  General partners                                       158,741        167,998
  Limited partners (6,126 interests)                   1,225,619      1,271,605
                                                      ----------     ----------
                                                       1,384,360      1,439,603
                                                      ----------     ----------
                                                     $ 1,399,533    $ 1,456,326
                                                      ==========     ==========

  The financial information included as of March 31, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                   ---------------------------
                                                      1998             1997
                                                   ---------         ---------
Revenues:
  Oil and gas                                      $ 109,293         $ 176,592
  Interest                                             3,190             2,230
                                                    --------          --------
                                                     112,483           178,822
                                                    --------          --------
Costs and expenses:
  Oil and gas production                              63,544            77,155
  General and administrative                           4,015             6,067
  Depletion                                           24,596            33,576
                                                    --------          --------
                                                      92,155           116,798
                                                    --------          --------
Net income                                         $  20,328         $  62,024
                                                    ========          ========
Allocation of net income:
  General partners                                 $   8,730         $  20,568
                                                    ========          ========
  Limited partners                                 $  11,598         $  41,456
                                                    ========          ========
Net income per limited partnership interest        $    1.89         $    6.77
                                                    ========          ========
Distributions per limited partnership interest     $    9.40         $   16.00
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General        Limited
                                       partners       partners         Total
                                      ----------     ----------     ----------

Balance at January 1, 1998            $  167,998     $1,271,605     $1,439,603

    Distributions                        (17,987)       (57,584)       (75,571)

    Net income                             8,730         11,598         20,328
                                       ---------      ---------      ---------
Balance at March 31, 1998             $  158,741     $1,225,619     $1,384,360
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                       -----------------------
                                                          1998          1997
                                                       ---------     ---------
Cash flows from operating activities:
  Net income                                           $  20,328     $  62,024
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          24,596        33,576
  Changes in assets and liabilities:
       Accounts receivable                                10,799        31,222
       Accounts payable                                   (1,550)       (2,068)
                                                        --------      --------
          Net cash provided by operating
            activities                                    54,173       124,754
                                                        --------      --------
Cash flows from investing activities:
  Additions to oil and gas properties                     (2,884)          (32)
  Proceeds from asset dispositions                       152,402           -
                                                        --------      --------
          Net cash provided by (used in)
            investing activities                         149,518           (32)
                                                        --------      --------
Cash flows used in financing activities:
  Cash distributions to partners                         (75,571)     (128,902)
                                                        --------      --------
Net increase (decrease) in cash and cash equivalents     128,120        (4,180)
Cash and cash equivalents at beginning of period         151,079       179,158
                                                        --------      --------
Cash and cash equivalents at end of period             $ 279,199     $ 174,978
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 82-II, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1998 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 38% to $109,293 from $176,592 for the three months ended March 31, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended March 31, 1998, 5,033 barrels of oil, 2,175 barrels of natural gas liquids ("NGLs") and 11,121 mcf of gas were sold, or 9,062 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1997, 5,847 barrels of oil and 16,970 mcf of gas were sold, or 8,675 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three months ended March 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three months ended March 31, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $7.28, or 33%, from $21.96 for the three months ended March 31, 1997 to $14.68 for the same period in 1998. The average price received per barrel of NGLs during the three months ended March 31, 1998 was $7.57. The average price received per mcf of gas decreased 40% from $2.84 during the three months ended March 31, 1997 to $1.70 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On April 23, 1998, the market price for West Texas intermediate crude was $13.80 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $92,155 for the three months ended March 31, 1998 as compared to $116,798 for the same period in 1997, a decrease of $24,643, or 21%. This decrease was due to decreases in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $63,544 for the three months ended March 31, 1998 and $77,155 for the same period in 1997 resulting in a $13,611 decrease, or 18%. The decrease was due to declines in well maintenance costs, production taxes and the sale of six oil and gas wells during 1997.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 34% from $6,067 for the three months ended March 31, 1997 to $4,015 for the same period in 1998.

Depletion was $24,596 for the three months ended March 31, 1998 compared to $33,576 for the same period in 1997, a decrease of $8,980, or 27%. This decrease was attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 814 barrels for the period ended March 31, 1998 compared to the same period in 1997, offset by a decline in oil reserves during the three months ended March 31, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $70,581 during the three months ended March 31, 1998 from the same period in 1997. The decrease was due to a decline in oil and gas sales receipts, offset by declines in production costs and G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the three months ended March 31, 1998 and 1997 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $152,402 were received during the three months ended March 31, 1998 from the sale of six oil and gas wells during 1997.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1998 to cover distributions to the partners of $75,571 of which $17,987 was distributed to the general partners and $57,584 to the limited partners. For the same period ended March 31, 1997, cash was sufficient for distributions to the partners of $128,902 of which $30,886 was distributed to the general partners and $98,016 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.
---------------

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

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.1  Financial Data Schedule

(b)     Reports on Form 8-K

        (1) On April 2, 1998, the Partnership filed a Current Report on Form 8-K dated March 31, 1998, reporting under Item 4 (Changes in Registrant's Certifying Accountants) the engagement of Ernst & Young LLP as the Partnership's independent auditors and the dismissal of KPMG Peat Marwick LLP effective upon the completion of the audit of the Partnership for the fiscal year ending December 31, 1997.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARKER & PARSLEY 82-II, LTD.


                                     By:   Pioneer Natural Resources USA, Inc.
                                            Managing General Partner



Dated:  May 4, 1998                  By:   /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Vice President
                                             and Chief Accounting Officer