Form 10-Q
period 1998-06-30
PARKER & PARSLEY 82 II LTD
filed 1998-08-06
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997........................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998.......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1998 and 1997..............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.1   Financial Data Schedule

           Signatures..................................................   12

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1998            1997
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $277,882 at June 30 and
    $150,579 at December 31                        $   278,382     $   151,079
  Accounts receivable:
    Oil and gas sales                                   51,786          60,072
    Other                                                  -           152,402
                                                    ----------      ----------
         Total current assets                          330,168         363,553
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               8,424,690       8,420,466
Accumulated depletion                               (7,401,973)     (7,327,693)
                                                    ----------      ----------
         Net oil and gas properties                  1,022,717       1,092,773
                                                    ----------      ----------
                                                   $ 1,352,885     $ 1,456,326
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    14,783     $    16,723

Partners' capital:
  General partners                                     156,389         167,998
  Limited partners (6,126 interests)                 1,181,713       1,271,605
                                                    ----------      ----------
                                                     1,338,102       1,439,603
                                                    ----------      ----------
                                                   $ 1,352,885     $ 1,456,326
                                                    ==========      ==========



   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 106,337   $ 140,301   $ 215,630   $ 316,893
  Interest                            3,470       2,367       6,660       4,597
  Gain on disposition of assets       1,281       3,620       1,281       3,620
                                   --------    --------    --------    --------
                                    111,088     146,288     223,571     325,110
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             76,077      77,737     139,621     154,892
  General and administrative          3,151       5,346       7,166      11,413
  Depletion                          49,684      34,813      74,280      68,389
  Abandoned property                    -           666         -           666
                                   --------    --------    --------    --------
                                    128,912     118,562     221,067     235,360
                                   --------    --------    --------    --------
Net income (loss)                 $ (17,824)  $  27,726   $   2,504   $  89,750
                                   ========    ========    ========    ========
Allocation of net income (loss):
  General partners                $   2,805   $  11,999   $  11,535   $  32,567
                                   ========    ========    ========    ========
  Limited partners                $ (20,629)  $  15,727   $  (9,031)  $  57,183
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $   (3.36)  $    2.56   $   (1.47)  $    9.33
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    3.80   $   11.60   $   13.20   $   27.60
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     General        Limited
                                     partners       partners         Total
                                    ----------     ----------     ----------

Balance at January 1, 1998          $  167,998     $1,271,605     $1,439,603

    Distributions                      (23,144)       (80,861)      (104,005)

    Net income (loss)                   11,535         (9,031)         2,504
                                     ---------      ---------      ---------

Balance at June 30, 1998            $  156,389     $1,181,713     $1,338,102
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
Cash flows from operating activities:
   Net income                                         $    2,504     $   89,750
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                         74,280         68,389
        Gain on disposition of assets                     (1,281)        (3,620)
   Changes in assets and liabilities:
        Accounts receivable                                8,286         46,635
        Accounts payable                                  (1,940)           722
                                                       ---------      ---------
           Net cash provided by operating activities      81,849        201,876
                                                       ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (4,224)           (32)
   Proceeds from asset dispositions                      153,683          3,620
                                                       ---------      ---------
           Net cash provided by investing activities     149,459          3,588
                                                       ---------      ---------
Cash flows from financing activities:
        Cash distributions to partners                  (104,005)      (220,935)
                                                       ---------      ---------
Net increase (decrease) in cash and cash equivalents     127,303        (15,471)
Cash and cash equivalents at beginning of period         151,079        179,158
                                                       ---------      ---------
Cash and cash equivalents at end of period            $  278,382     $  163,687
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 82-II, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 32% to $215,630 from $316,893 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 10,417 barrels of oil, 4,340 barrels of natural gas liquids ("NGLs") and 22,148 mcf of gas were sold, or 18,448 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 11,177 barrels of oil and 34,041 mcf of gas were sold, or 16,851 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.56, or 32%, from $20.43 for the six months ended June 30, 1997 to $13.87 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.79. The average price received per mcf of gas decreased 35% from $2.60 during the six months ended June 30, 1997 to $1.68 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $1,281 was recognized during the six months ended June 30, 1998 from post closing adjustments received from the sale of six oil and wells and an overriding royalty interest in one well during 1997. During the same period in 1997, a gain of $3,620 was received due to the sale of equipment on abandoned wells. Expenses incurred to plug and abandon these wells totaled $666.

Costs and Expenses:

Total costs and expenses decreased to $221,067 for the six months ended June 30, 1998 as compared to $235,360 for the same period in 1997, a decrease of $14,293, or 6%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and abandoned property costs, offset by an increase in depletion.

Production costs were $139,621 for the six months ended June 30, 1998 and $154,892 for the same period in 1997 resulting in a $15,271 decrease, or 10%. The decrease was due to declines in well maintenance costs and production taxes and the sale of six oil and gas wells during 1997.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 37% from $11,413 for the six months ended June 30, 1997 to $7,166 for the same period in 1998.

Depletion was $74,280 for the six months ended June 30, 1998 compared to $68,389 for the same period in 1997. This represented an increase in depletion of $5,891, or 9%. This increase was primarily attributable to a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices, offset by a reduction in oil production of 760 barrels for the period ended June 30, 1998 as compared to the same period in 1997.

Three months ended June 30, 1998 compared with three months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 24% to $106,337 from $140,301 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 5,384 barrels of oil, 2,165 barrels of NGLs and 11,027 mcf of gas were sold, or 9,387 BOEs. For the three months ended June 30, 1997, 5,330 barrels of oil and 17,071 mcf of gas were sold, or 8,175 BOEs.

The average price received per barrel of oil decreased $5.65, or 30%, from $18.76 for the three months ended June 30, 1997 to $13.11 for the three months ended June 30, 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $8.02. The average price received per mcf of gas decreased 29% to $1.67 during the three months ended June 30, 1998 from $2.36 during the same period in 1997.

A gain on disposition of assets of $1,281 was recognized during the three months ended June 30, 1998 from post closing adjustments received from the sale of six oil and wells and an overriding royalty interest in one well during 1997. During the same period in 1997, a gain of $3,620 was received due to the sale of equipment on abandoned wells. Expenses incurred to plug and abandon these wells totaled $666.

Costs and Expenses:

Total costs and expenses increased to $128,912 for the three months ended June 30, 1998 as compared to $118,562 for the same period in 1997, an increase of $10,350, or 9%. This increase was due to an increase in depletion, offset by decreases in G&A, production costs and abandoned property costs.

Production costs were $76,077 for the three months ended June 30, 1998 and $77,737 for the same period in 1997 resulting in a $1,660 decrease. The decrease was due to a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 41% from $5,346 for the three months ended June 30, 1997 to $3,151 for the same period in 1998.

Depletion was $49,684 for the three months ended June 30, 1998 compared to $34,813 for the same period in 1997. This represented an increase in depletion of $14,871, or 43%. This increase was primarily attributable to a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices and a slight increase in oil production for the three months ended June 30, 1998 compared to the same period in 1997.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $120,027 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was due to a decline in oil and gas sales receipts, offset by decreases in production costs and G&A expenses paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the six months ended June 30, 1998 and 1997 were related to the addition of oil and gas equipment on active properties.

Proceeds from asset dispositions of $153,683 were received during the six months ended June 30, 1998 from the sale of six oil and gas wells during 1997. Proceeds of $3,620 were received during the same period during 1997, of which $2,092 was received from the disposal of oil and gas equipment on one well abandoned in a prior year and $1,528 was received from the disposal of equipment on one fully depleted well abandoned during the current period.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $104,005 of which $23,144 was distributed to the general partners and $80,861 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $220,935 of which $51,858 was distributed to the general partners and $169,077 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                          PARKER & PARSLEY 82-II, LTD.

                                   By:    Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner





Dated:  August 6, 1998             By:      /s/ Rich Dealy
                                          ---------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer