Form 10-Q
period 1998-09-30
PARKER & PARSLEY 82 II LTD
filed 1998-11-13
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

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

                                Yes / x / No / /

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1998 and
               December 31, 1997.......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1998 and 1997. ...............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1998.................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1998 and 1997..............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   12

            27.1   Financial Data Schedule

            Signatures.................................................   13

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                    September 30,  December 31,
                                                        1998           1997
                                                    ------------   -----------
                                                    (Unaudited)
                        ASSETS

Current assets:
   Cash                                             $    81,141    $   151,079
   Accounts receivable:
      Oil and gas sales                                  46,268         60,072
      Other                                                 -          152,402
                                                     ----------     ----------
             Total current assets                       127,409        363,553
                                                     ----------     ----------
Oil and gas properties - at cost, based on
   the successful efforts accounting method           8,426,878      8,420,466
Accumulated depletion                                (7,421,758)    (7,327,693)
                                                     ----------     ----------
             Net oil and gas properties               1,005,120      1,092,773
                                                     ----------     ----------
                                                    $ 1,132,529    $ 1,456,326
                                                     ==========     ==========

   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    20,554    $    16,723

Partners' capital:
   General partners                                     125,602        167,998
   Limited partners (6,126 interests)                   986,373      1,271,605
                                                     ----------     ----------
                                                      1,111,975      1,439,603
                                                     ----------     ----------
                                                    $ 1,132,529    $ 1,456,326
                                                     ==========     ==========

The financial information included as of September 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended     Nine months ended
                                        September 30,         September 30,
                                  ---------------------   ---------------------
                                    1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $  79,372   $ 131,336   $ 295,002   $ 448,229
  Interest                            3,398       2,194      10,058       6,791
  Gain on disposition of assets         -           418       1,281       4,038
                                   --------    --------    --------    --------
                                     82,770     133,948     306,341     459,058
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             68,155      85,927     207,776     240,819
  General and administrative          2,381       4,688       9,547      16,101
  Depletion                          19,785      32,331      94,065     100,720
  Abandoned property costs              -            25         -           691
                                   --------    --------    --------    --------
                                     90,321     122,971     311,388     358,331
                                   --------    --------    --------    --------
Net income (loss)                 $  (7,551)  $  10,977   $  (5,047)  $ 100,727
                                   ========    ========    ========    ========
Allocation of income (loss)
  General partners                $   1,121   $   7,597   $  12,656   $  40,164
                                   ========    ========    ========    ========
  Limited partners                $  (8,672)  $   3,380   $ (17,703)  $  60,563
                                   ========    ========    ========    ========
Income (loss) per limited
  partnership interest            $   (1.42)  $     .56   $   (2.89)  $    9.89
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $   30.47   $    8.13   $   43.67   $   35.73
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        General       Limited
                                        partners      partners        Total
                                       ----------    ----------    ----------

Balance at January 1, 1998             $  167,998    $1,271,605    $1,439,603

  Distributions                           (55,052)     (267,529)     (322,581)

  Income (loss)                            12,656       (17,703)       (5,047)
                                        ---------     ---------     ---------

Balance at September 30, 1998          $  125,602    $  986,373    $1,111,975
                                        =========     =========     =========





         The financial information included herein has been prepared by management without audit by independentpublic accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                  $   (5,047)   $  100,727
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                         94,065       100,720
        Gain on disposition of assets                     (1,281)       (4,038)
   Changes in assets and liabilities:
     Accounts receivable                                  13,804        56,847
     Accounts payable                                      3,831         2,736
                                                       ---------     ---------
        Net cash provided by operating activities        105,372       256,992
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (6,412)       (2,583)
   Proceeds from asset dispositions                      153,683         4,038
                                                       ---------     ---------
        Net cash provided by investing activities        147,271         1,455
                                                       ---------     ---------
Cash flows from financing activities:
   Cash distributions to partners                       (322,581)     (292,585)
                                                       ---------     ---------
Net decrease in cash                                     (69,938)      (34,138)
Cash at beginning of period                              151,079       179,158
                                                       ---------     ---------
Cash at end of period                                 $   81,141    $  145,020
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 82-II, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1998 compared with nine months ended  September
  30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 34% to $295,002 from $448,229 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the nine months ended September 30, 1998, 14,616 barrels of oil, 6,263 barrels of natural gas liquids ("NGLs") and 31,582 mcf of gas were sold, or 26,143 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1997, 16,392 barrels of oil and 50,580 mcf of gas were sold, or 24,822 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and nine months ended September 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and nine months ended September 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.38, or 32%, from $19.81 for the nine months ended September 30, 1997 to $13.43 for the same period in 1998. The average price received per barrel of NGLs during the nine months ended September 30, 1998 was $7.36. The average price received per mcf of gas decreased 32% from $2.44 for the nine months ended September 30, 1997 to $1.67 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On October 30, 1998, the market price for West Texas intermediate crude was $13.33 per barrel. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $1,281 was recognized during the nine months ended September 30, 1998 from post closing adjustments received from the sale of six oil and gas wells and an overriding royalty interest in one well during 1997. During the same period in 1997, a gain of $4,038 for the nine months ended September 30, 1997 was derived from proceeds of $2,511 received from the sale of equipment on one fully depleted property and a gain of $1,527 was from the disposal of equipment on one abandoned well in the same period. Expenses incurred to plug and abandon this well totaled $691 for the nine months ended September 30, 1997.

Costs and Expenses:

Total costs and expenses decreased to $311,388 for the nine months ended September 30, 1998 as compared to $358,331 for the same period in 1997, a decrease of $46,943, or 13%. This decrease was due to declines in production costs, depletion, general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $207,776 for the nine months ended September 30, 1998 and $240,819 for the same period in 1997 resulting in a $33,043 decrease, or 14%. The decrease was due to declines in well maintenance costs, production taxes and the sale of six oil and gas wells during the fourth quarter of 1997.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 41% from $16,101 for the nine months ended September 30, 1997 to $9,547 for the same period in 1998.

Depletion was $94,065 for the nine months ended September 30, 1998 compared to $100,720 for the same period in 1997, representing a decrease of $6,655, or 7%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 2,829 barrels for the period ended September 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the period ended September 30, 1998 as a result of lower commodity prices.

Three months ended September 30, 1998 compared with three months ended September
  30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 40% to $79,372 from $131,336 for the three months ended September 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the three months ended September 30, 1998, 4,199 barrels of oil, 1,923 barrels of NGLs and 9,434 mcf of gas were sold, or 7,694 BOEs. For the three months ended September 30, 1997, 5,215 barrels of oil and 16,539 mcf of gas were sold, or 7,972 BOEs.

The average price received per barrel of oil decreased $6.15, or 33%, from $18.49 for the three months ended September 30, 1997 to $12.34 for the three months ended September 30, 1998. The average price received per barrel of NGLs during the three months ended September 30, 1998 was $6.37. The average price received per mcf of gas decreased 23% to $1.62 during the three months ended September 30, 1998 from $2.11 in 1997.

Gain on disposition of assets of $418 for the three months ended September 30, 1997 was derived from proceeds received from the sale of equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $90,321 for the three months ended September 30, 1998 as compared to $122,971 for the same period in 1997, a decrease of $32,650, or 27%. This decrease was due to decreases in production costs, depletion, G&A and abandoned property costs.

Production costs were $68,155 for the three months ended September 30, 1998 and $85,927 for the same period in 1997 resulting in a $17,772 decrease, or 21%. The decrease was due to declines in well maintenance costs, production taxes and the sale of six oil and gas wells during the fourth quarter of 1997.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 49% from $4,688 for the three months ended September 30, 1997 to $2,381 for the same period in 1998.

Depletion was $19,785 for the three months ended September 30, 1998 compared to $32,331 for the same period in 1997, representing a decrease of $12,546, or 39%. This decrease was primarily attributable to a reduction in oil production of 1,016 barrels for the period ended September 30, 1998 compared to the same period in 1997 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997, offset by a decrease in oil reserves during the period ended September 30, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $151,620 during the nine months ended September 30, 1998 from the same period ended September 30, 1997. This decrease was primarily due to a decline in oil and gas sales receipts, offset by decreases in production costs and G&A expenses paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1998 and 1997 were related to the addition of oil and gas equipment on active properties.

Proceeds from asset dispositions of $153,683 were received during the nine months ended September 30, 1998 from the sale of six oil and gas wells during 1997. Proceeds of $4,038 received during the same period during 1997 were derived from equipment sold of $2,511 from one fully depleted well and $1,527 from one abandoned well.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1998 to cover distributions to the partners of $322,581 of which $55,052 was distributed to the general partners and $267,529 to the limited partners. For the same period ended September 30, 1997, cash was sufficient for distributions to the partners of $292,585 of which $68,374 was distributed to the general partners and $224,211 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Year 2000 Project Readiness

Historically, many computer programs have been developed that use only the last two digits in a date to refer to a year. As the year 2000 nears, the inability of such computer programs and embedded technologies to distinguish between "1900" and "2000" has given rise to the "Year 2000" problem.

Theoretically, such computer programs and related technology could fail outright, or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represents a significant exposure to the entire global community, the full extent of which cannot be accurately assessed.

In proactive response to the Year 2000 problem, the managing general partner established a "Year 2000" project to assess, to the extent possible, the Partnership's and the managing general partner's internal Year 2000 problem; to take remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and significant third parties with whom it has data interchange; and, to test its systems and processes once remedial actions have been taken. The managing general partner has contracted with IBM Global Services to perform the assessment and remedial phases of its Year 2000 project.

The assessment phase of the managing general partner's Year 2000 project is 85% complete and has included, but is not limited to, the following procedures:

o the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems;

o      the  assessment  of   non-information   technology  exposures,   such  as
       telecommunications systems, security systems, elevators and process control equipment;

o the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on the managing general partner and its Year 2000 problem;

o      the   implementation  of  processes   designed  to  reduce  the  risk  of
       reintroduction of Year 2000 problems into the managing general partner's systems and business processes; and,

o the formulation of contingency plans for mission-critical information technology systems.

The managing general partner expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses received on inquiries made of third party businesses. To date, the managing general partner has distributed Year 2000 problem inquiries to over 500 entities and has received responses on approximately 10% of those inquiries.

The remedial phase of the managing general partner's Year 2000 project is approximately 40% complete, subject to the results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and is currently testing this system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by mid-1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of the Artesia system upgrades by March 1999 and all other information technology systems by May 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of September 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.5 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of September 30, 1998, the managing general partner's total costs incurred on the Year 2000 problem were $1.5 million, of which $200 thousand were incurred to replace non-compliant systems. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses and such allocation should not be significant to the Partnership.

The risks associated with the Year 2000 problem are significant. A failure to remedy a critical Year 2000 problem could have a materially adverse affect on the Partnership's results of operations and financial condition. The problems which may be encountered as a result of a Year 2000 problem could include information and non-information system failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time. In the assessment phase of the managing general partner's Year 2000 project, contingency plans are being designed to mitigate the exposures noted above. However, given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                         PARKER & PARSLEY 82-II, LTD.

                                  By:    Pioneer Natural Resources USA, Inc.,
                                          Managing General Partner





Dated: November 13, 1998          By:         /s/ Rich Dealy
                                         ---------------------------------
                                         Rich Dealy, Vice President and
                                          Chief Accounting Officer