Form 10-Q
period 1999-06-30
PARKER & PARSLEY 82 II LTD
filed 1999-08-10
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of June 30, 1999 and
             December 31, 1998.......................................    3

          Statements of Operations for the three and six
            months ended June 30, 1999 and 1998......................    4

          Statement of Partners' Capital for the six months
            ended June 30, 1999......................................    5

          Statements of Cash Flows for the six months
            ended June 30, 1999 and 1998.............................    6

          Notes to Financial Statements..............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................    7

                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K...........................   12

          27.1   Financial Data Schedule

          Signatures.................................................   13

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       1999            1998
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
    Cash                                           $    74,244     $    64,274
    Accounts receivable - oil and gas sales             58,393          36,762
                                                    ----------      ----------
         Total current assets                          132,637         101,036
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               8,433,646       8,434,066
Accumulated depletion                               (7,599,658)     (7,563,712)
                                                    ----------      ----------
         Net oil and gas properties                    833,988         870,354
                                                    ----------      ----------
                                                   $   966,625     $   971,390
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    16,030     $     9,153

Partners' capital:
  General partners                                     114,527         110,889
  Limited partners (6,126 interests)                   836,068         851,348
                                                    ----------      ----------
                                                       950,595         962,237
                                                    ----------      ----------
                                                   $   966,625     $   971,390
                                                    ==========      ==========



   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                         June 30,                 June 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 108,222   $ 106,337   $ 179,090   $ 215,630
  Interest                              711       3,470       1,383       6,660
  Gain on disposition of assets         -         1,281         -         1,281
                                   --------    --------    --------    --------
                                    108,933     111,088     180,473     223,571
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             75,482      76,077     137,257     139,621
  General and administrative          3,741       3,151       6,568       7,166
  Depletion                          14,408      49,684      35,946      74,280
                                   --------    --------    --------    --------
                                     93,631     128,912     179,771     221,067
                                   --------    --------    --------    --------
Net income (loss)                 $  15,302   $ (17,824)  $     702   $   2,504
                                   ========    ========    ========    ========
Allocation of net income (loss):
  General partners                $   6,110   $   2,805   $   5,866   $  11,535
                                   ========    ========    ========    ========
  Limited partners                $   9,192   $ (20,629)  $  (5,164)  $  (9,031)
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    1.50   $   (3.36)  $    (.84)  $   (1.47)
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $     -     $    3.80   $    1.65   $   13.20
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General        Limited
                                       partners       partners         Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $  110,889     $  851,348     $  962,237

    Distributions                         (2,228)       (10,116)       (12,344)

    Net income (loss)                      5,866         (5,164)           702
                                       ---------      ---------      ---------

Balance at June 30, 1999              $  114,527     $  836,068     $  950,595
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                     ------------------------
                                                         1999           1998
                                                     ----------    ----------
Cash flows from operating activities:
   Net income                                        $      702    $    2,504
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                        35,946        74,280
        Gain on disposition of assets                       -          (1,281)
   Changes in assets and liabilities:
        Accounts receivable                             (21,631)        8,286
        Accounts payable                                  6,877        (1,940)
                                                      ---------     ---------
         Net cash provided by operating activities       21,894        81,849
                                                      ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                      -          (4,224)
   Proceeds from asset dispositions                         420       153,683
                                                      ---------     ---------
         Net cash provided by investing activities          420       149,459
                                                      ---------     ---------
Cash flows used in financing activities:
        Cash distributions to partners                  (12,344)     (104,005)
                                                      ---------     ---------
Net increase in cash                                      9,970       127,303
Cash at beginning of period                              64,274       151,079
                                                      ---------     ---------
Cash at end of period                                $   74,244    $  278,382
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 82-II, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 17% to $179,090 from $215,630 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decline in production. For the six months ended June 30, 1999, 8,806 barrels of oil, 4,288 barrels of natural gas liquids ("NGLs") and 20,236 mcf of gas were sold, or

16,467 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 10,417 barrels of oil, 4,340 barrels of NGLs and 22,148 mcf of gas were sold, or 18,448 BOEs.

The average price received per barrel of oil decreased 5% from $13.87 for the six months ended June 30, 1998 to $13.16 for the same period in 1999. The average price received per barrel of NGLs decreased 6% from $7.79 during the six months ended June 30, 1998 to $7.36 for the same period in 1999. The average price received per mcf of gas decreased 7% from $1.68 during the six months ended June 30, 1998 to $1.56 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $1,281 was recognized during the six months ended June 30, 1998 from post closing adjustments received from the sale of six oil and wells and an overriding royalty interest in one well during 1997.

Costs and Expenses:

Total costs and expenses decreased to $179,771 for the six months ended June 30, 1999 as compared to $221,067 for the same period in 1998, a decrease of $41,296, or 19%. This decrease was due to declines in depletion, production costs and general and administrative expenses ("G&A").

Production costs were $137,257 for the six months ended June 30, 1999 and $139,621 for the same period in 1998 resulting in a $2,364 decrease. The decrease was due to declines in production taxes and ad valorem taxes, offset by an increase in well maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 8% from $7,166 for the six months ended June 30, 1998 to $6,568 for the same period in 1999.

Depletion was $35,946 for the six months ended June 30, 1999 compared to $74,280 for the same period in 1998, a decrease of $38,334, or 52%. This decrease was attributable to an increase in proved reserves during the period ended June 30, 1999 due to higher commodity prices, a reduction in oil production of 1,611 barrels for the six months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues increased slightly to $108,222 from $106,337 for the three months ended June 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 1999, 4,571 barrels of oil, 2,585 barrels of NGLs and 10,688 mcf of gas were sold, or 8,937 BOEs. For the three months ended June 30, 1998, 5,384 barrels of oil, 2,165 barrels of NGLs and 11,027 mcf of gas were sold, or 9,387 BOEs.

The average price received per barrel of oil increased $1.54, or 12%, from $13.11 for the three months ended June 30, 1998 to $14.65 for the three months ended June 30, 1999. The average price received per barrel of NGLs increased 10%, from $8.02 during the three months ended June 30, 1998 to $8.83 for the three months ended June 30, 1999. The average price received per mcf of gas increased 3% to $1.72 during the three months ended June 30, 1999 from $1.67 during the same period in 1998.

A gain on disposition of assets of $1,281 was recognized during the three months ended June 30, 1998 from post closing adjustments received from the sale of six oil and wells and an overriding royalty interest in one well during 1997.

Costs and Expenses:

Total costs and expenses decreased to $93,631 for the three months ended June 30, 1999 as compared to $128,912 for the same period in 1998, a decrease of $35,281, or 27%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $75,482 for the three months ended June 30, 1999 and $76,077 for the same period in 1998 resulting in a $595 decrease. The decrease was due to declines in ad valorem and production taxes, offset by an increase in well maintenance costs incurred in an effort to stimulate well production.

During this period, G&A increased, in aggregate, 19% from $3,151 for the three months ended June 30, 1998 to $3,741 for the same period in 1999.

Depletion was $14,408 for the three months ended June 30, 1999 compared to $49,684 for the same period in 1998, a decrease of $35,276, or 71%. This decrease was attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a reduction in oil production of 813 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $59,955 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was due to a decline in oil and gas sales receipts, offset by decreases in production costs and G&A expenses paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the six months ended June 30, 1998 were related to the addition of oil and gas equipment on active properties.

Proceeds from asset dispositions of $420 were received during the six months ended June 30, 1999 primarily from equipment credits on active properties. Proceeds of $153,683 were received during the same period in 1998 from the sale of six oil and gas wells during 1997.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $12,344 of which $2,228 was distributed to the general partners and $10,116 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $104,005 of which $23,144 was distributed to the general partners and $80,861 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                          PARKER & PARSLEY 82-II, LTD.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner





Dated:  August 10, 1999          By:        /s/ Rich Dealy
                                          --------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer