Form 10-Q
period 1999-09-30
PARKER & PARSLEY 82 II LTD
filed 1999-11-08
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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

                                Yes / x / No / /

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.   inancial Statements

           Balance Sheets as of September 30, 1999 and
              December 31, 1998.......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1999 and 1998. ...............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1999.................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998..............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   12

           27.1   Financial Data Schedule

           Signatures.................................................   13

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements


                                 BALANCE SHEETS

                                                 September 30,     December 31,
                                                     1999              1998
                                                 ------------      -----------
                                                 (Unaudited)

                        ASSETS

Current assets:
   Cash                                          $    82,775       $    64,274
   Accounts receivable - oil and gas sales            76,468            36,762
                                                  ----------        ----------
             Total current assets                    159,243           101,036
                                                  ----------        ----------
Oil and gas properties - at cost, based on
   the successful efforts accounting method        8,295,413         8,434,066
Accumulated depletion                             (7,473,827)       (7,563,712)
                                                  ----------        ----------
             Net oil and gas properties              821,586           870,354
                                                  ----------        ----------
                                                 $   980,829       $   971,390
                                                  ==========        ==========

   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                  $    19,034       $     9,153

Partners' capital:
   General partners                                  118,094           110,889
   Limited partners (6,126 interests)                843,701           851,348
                                                  ----------        ----------
                                                     961,795           962,237
                                                  ----------        ----------
                                                 $   980,829       $   971,390
                                                  ==========        ==========


The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended      Nine months ended
                                      September 30,          September 30,
                                 ---------------------   ---------------------
                                    1999        1998        1999        1998
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 146,263   $  79,372   $ 325,353   $ 295,002
  Interest                           1,093       3,398       2,476      10,058
  Gain on disposition of assets        -           -           -         1,281
                                  --------    --------    --------    --------
                                   147,356      82,770     327,829     306,341
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            62,023      68,155     199,280     207,776
  General and administrative         6,670       2,381      13,238       9,547
  Depletion                         12,643      19,785      48,589      94,065
                                  --------    --------    --------    --------
                                    81,336      90,321     261,107     311,388
                                  --------    --------    --------    --------
Net income (loss)                $  66,020   $  (7,551)  $  66,722   $  (5,047)
                                  ========    ========    ========    ========
Allocation of net income (loss)
  General partners               $  17,456   $   1,121   $  23,322   $  12,656
                                  ========    ========    ========    ========
  Limited partners               $  48,564   $  (8,672)  $  43,400   $ (17,703)
                                  ========    ========    ========    ========
Net income (loss) per limited
  partnership interest           $    7.92   $   (1.42)  $    7.08   $   (2.89)
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $    6.68   $   30.47   $    8.33   $   43.67
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General        Limited
                                       partners       partners         Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $  110,889     $  851,348     $  962,237

  Distributions                          (16,117)       (51,047)       (67,164)

  Net income                              23,322         43,400         66,722
                                       ---------      ---------      ---------

Balance at September 30, 1999         $  118,094     $  843,701     $  961,795
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                    ---------------------------
                                                       1999             1998
                                                    ----------      -----------
Cash flows from operating activities:
   Net income (loss)                                $   66,722      $   (5,047)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                       48,589          94,065
        Gain on disposition of assets                      -            (1,281)
   Changes in assets and liabilities:
     Accounts receivable                               (39,706)         13,804
     Accounts payable                                    9,881           3,831
                                                     ---------       ---------
          Net cash provided by operating
            activities                                  85,486         105,372
                                                     ---------       ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (243)         (6,412)
   Proceeds from asset dispositions                        422         153,683
                                                     ---------       ---------
          Net cash provided by investing
            activities                                     179         147,271
                                                     ---------       ---------
Cash flows used in financing activities:
   Cash distributions to partners                      (67,164)       (322,581)
                                                     ---------       ---------
Net increase (decrease) in cash                         18,501         (69,938)
Cash at beginning of period                             64,274         151,079
                                                     ---------       ---------
Cash at end of period                               $   82,775      $   81,141
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 82-II, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 10% to $325,353 from $295,002 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the nine months ended September 30, 1999, 13,331 barrels of oil, 7,556 barrels of natural gas liquids ("NGLs") and 33,399 mcf of gas were sold, or 26,454 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 14,616 barrels of oil, 6,263 barrels of NGLs and 31,582 mcf of gas were sold, or 26,143 BOEs.

The average price received per barrel of oil increased $1.64, or 12%, from $13.43 for the nine months ended September 30, 1998 to $15.07 for the same period in 1999. The average price received per barrel of NGLs increased $1.44, or 20%, from $7.36 during the nine months ended September 30, 1998 to $8.80 for the same period in 1999. The average price received per mcf of gas increased 4% from $1.67 for the nine months ended September 30, 1998 to $1.74 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

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

Costs and Expenses:

Total costs and expenses decreased to $261,107 for the nine months ended September 30, 1999 as compared to $311,388 for the same period in 1998, a decrease of $50,281, or 16%. This decrease was due to declines in depletion and production costs, offset by an increase in general and adminis trative expenses ("G&A").

Production costs were $199,280 for the nine months ended September 30, 1999 and $207,776 for the same period in 1998 resulting in a $8,496 decrease, or 4%. The decrease was due to declines in ad valorem taxes and well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased from $9,547 for the nine months ended September 30, 1998 to $13,238 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $48,589 for the nine months ended September 30, 1999 compared to $94,065 for the same period in 1998, representing a decrease of $45,476, or 48%. This decrease was attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a reduction in oil production of 1,285 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 84% to $146,263 from $79,372 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 1999, 4,525 barrels of oil, 3,268 barrels of NGLs and 13,163 mcf of gas were sold, or 9,987 BOEs. For the three months ended September 30, 1998, 4,199 barrels of oil, 1,923 barrels of NGLs and 9,434 mcf of gas were sold, or 7,694 BOEs.

The average price received per barrel of oil increased $6.43, or 52%, from $12.34 for the three months ended September 30, 1998 to $18.77 for the three months ended September 30, 1999. The average price received per barrel of NGLs increased $4.32, or 68%, from $6.37 during the three months ended September 30, 1998 to $10.69 for the same period in 1999. The average price received per mcf of gas increased 23% to $2.00 during the three months ended September 30, 1999 from $1.62 for the same period in 1998.

Costs and Expenses:

Total costs and expenses decreased to $81,336 for the three months ended September 30, 1999 as compared to $90,321 for the same period in 1998, a decrease of $8,985, or 10%. This decrease was due to decreases in depletion and production costs, offset by an increase in G&A.

Production costs were $62,023 for the three months ended September 30, 1999 and $68,155 for the same period in 1998 resulting in a $6,132 decrease, or 9%. The decrease was due to declines in well maintenance costs and ad valorem taxes, offset by an increase in production taxes.

During this period, G&A increased from $2,381 for the three months ended September 30, 1998 to $6,670 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $12,643 for the three months ended September 30, 1999 compared to $19,785 for the same period in 1998, representing a decrease of $7,142, or 36%. This decrease was attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998, offset by an increase in oil production of 326 barrels for the three months ended September 30, 1999 compared to the same period in 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $19,886 during the nine months ended September 30, 1999 from the same period ended September 30, 1998.

This decrease was primarily due to declines in oil and gas sales receipts of $23,159 and interest income of $7,582, offset by declines in production costs paid of $4,452 and G&A expenses paid of $6,403.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 and 1998 were related to the addition of oil and gas equipment on active properties.

Proceeds from asset dispositions of $422 were received during the nine months ended September 30, 1999 primarily from equipment credits on active properties. Proceeds of $153,683 were received during the same period in 1998 from the sale of six oil and gas wells during 1997.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $67,164 of which $16,117 was distributed to the general partners and $51,047 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $322,581 of which $55,052 was distributed to the general partners and $267,529 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                          PARKER & PARSLEY 82-II, LTD.

                                  By:     Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner





Dated: November 8, 1999           By:          /s/ Rich Dealy
                                          -----------------------------------
                                          Rich Dealy, Vice President and
                                           Chief Accounting Officer