Form 10-Q
period 2000-03-31
PARKER & PARSLEY 82 II LTD
filed 2000-05-08
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000


                          Commission File No. 2-75530B

                          PARKER & PARSLEY 82-II, LTD.
             (Exact name of Registrant as specified in its charter)


                           Texas                             75-1867115
           --------------------------------------      ---------------------
              (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)          Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                        Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2000 and
              December 31, 1999 .......................................    3

           Statements of Operations for the three months
             ended March 31, 2000 and 1999.............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2000......................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2000 and 1999.............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................    9

           27.1    Financial Data Schedule

           Signatures..................................................   10

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                   March 31,      December 31,
                                                     2000             1999
                                                  -----------     -----------
                                                  (Unaudited)
                 ASSETS
Current assets:
  Cash                                            $    90,927     $    91,672
  Accounts receivable - oil and gas sales              76,033          68,374
                                                   ----------      ----------
        Total current assets                          166,960         160,046
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              8,297,251       8,297,224
Accumulated depletion                              (7,498,094)     (7,485,919)
                                                   ----------      ----------
        Net oil and gas properties                    799,157         811,305
                                                   ----------      ----------
                                                  $   966,117     $   971,351
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    14,651     $    13,126

Partners' capital:
  General partners                                    118,988         118,851
  Limited partners (6,126 interests)                  832,478         839,374
                                                   ----------      ----------
                                                      951,466         958,225
                                                   ----------      ----------
                                                  $   966,117     $   971,351
                                                   ==========      ==========



  The financial information included as of March 31, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
Revenues:
  Oil and gas                                        $  165,410     $   70,868
  Interest                                                1,263            672
                                                      ---------      ---------
                                                        166,673         71,540
                                                      ---------      ---------
Costs and expenses:
  Oil and gas production                                 74,818         61,775
  General and administrative                              5,159          2,827
  Depletion                                              12,175         21,538
                                                      ---------      ---------
                                                         92,152         86,140
                                                      ---------      ---------
Net income (loss)                                    $   74,521     $  (14,600)
                                                      =========      =========
Allocation of net income (loss):
  General partners                                   $   20,457     $     (244)
                                                      =========      =========
  Limited partners                                   $   54,064     $  (14,356)
                                                      =========      =========
Net income (loss) per limited partnership interest   $     8.83     $    (2.34)
                                                      =========      =========
Distributions per limited partnership interest       $     9.95     $     1.65
                                                      =========      =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     General         Limited
                                     partners        partners          Total
                                    -----------     -----------     -----------

Balance at January 1, 2000          $   118,851     $   839,374     $   958,225

    Distributions                       (20,320)        (60,960)        (81,280)

    Net income                           20,457          54,064          74,521
                                     ----------      ----------      ----------

Balance at March 31, 2000           $   118,988     $   832,478     $   951,466
                                     ==========      ==========      ==========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                   $   74,521     $  (14,600)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depletion                                          12,175         21,538
  Changes in assets and liabilities:
       Accounts receivable                                (7,659)          (213)
       Accounts payable                                    1,525          4,850
                                                       ---------      ---------
          Net cash provided by operating activities       80,562         11,575
                                                       ---------      ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                        (27)            (3)

Cash flows used in financing activities:
  Cash distributions to partners                         (81,280)       (12,930)
                                                       ---------      ---------
Net decrease in cash                                        (745)        (1,358)
Cash at beginning of period                               91,672         64,274
                                                       ---------      ---------
Cash at end of period                                 $   90,927     $   62,916
                                                       =========      =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 82-II, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 133% to $165,410 for the three months ended March 31, 2000 as compared to $70,868 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended March 31, 2000, 4,439 barrels of oil, 2,044 barrels of natural gas liquids ("NGLs") and 9,151 mcf of gas were sold, or 8,008 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1999, 4,235 barrels of oil, 1,703 barrels of NGLs and 9,548 mcf of gas were sold, or 7,529 BOEs.

The average price received per barrel of oil increased $15.72, or 136%, from $11.55 for the three months ended March 31, 1999 to $27.27 for the same period in 2000. The average price received per barrel of NGLs increased $8.04, or 156%, from $5.14 for the three months ended March 31, 1999 to $13.18 for the same period in 2000. The average price received per mcf of gas increased 38% from $1.38 during the three months ended March 31, 1999 to $1.90 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses increased to $92,152 for the three months ended March 31, 2000 as compared to $86,140 for the same period in 1999, an increase of $6,012, or 7%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $74,818 for the three months ended March 31, 2000 and $61,775 for the same period in 1999 resulting in a $13,043 increase, or 21%. The increase was due to additional well maintenance costs incurred to stimulate well production and higher production taxes due to increased oil and gas revenues.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 82% from $2,827 for the three months ended March 31, 1999 to $5,159 for the same period in 2000 primarily due to increased oil and gas revenues.

Depletion was $12,175 for the three months ended March 31, 2000 compared to $21,538 for the same period in 1999, a decrease of $9,363, or 43%. This decrease was attributable to an increase in proved reserves during the three months ended March 31, 2000 as a result of higher commodity prices and an increase in oil production of 204 barrels for the period ended March 31, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $68,987 during the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to an increase of $87,688 in oil and gas sales receipts, offset by increases in operating costs paid of $13,822 and G&A expenses paid of $4,879.

Net Cash Used in Financing Activities

For the three months ended March 31, 2000, cash distributions to the partners were $81,280, of which $20,320 was distributed to the general partners and $60,960 to the limited partners. For the same period ended March 31, 1999, cash distributions to the partners were $12,930, of which $2,814 was distributed to the general partners and $10,116 to the limited partners.

Other Items

Year 2000

During 1998, the managing general partner established a "Year 2000" project that assessed the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and third parties; and, tested the managing general partner's systems and processes once remedial actions were taken.

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

                                           PARKER & PARSLEY 82-II, LTD.


                                  By:      Pioneer Natural Resources USA, Inc.
                                            Managing General Partner

Dated:  May 8, 2000               By:      /s/ Rich Dealy
                                           ------------------------------------
                                           Rich Dealy, Vice President
                                             and Chief Accounting Officer