Form 10-Q
period 2000-06-30
PARKER & PARSLEY 82 II LTD
filed 2000-08-07
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2000


                          Commission File No. 2-75530B

                          PARKER & PARSLEY 82-II, LTD.
             (Exact name of Registrant as specified in its charter)


                   Texas                                     75-1867115
    ----------------------------------------           ----------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                          Page

                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2000 and
               December 31, 1999........................................    3

            Statements of Operations for the three and six
              months ended June 30, 2000 and 1999.......................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2000.......................................    5

            Statements of Cash Flows for the six months
              ended June 30, 2000 and 1999..............................    6

            Notes to Financial Statements...............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K............................   10

            27.1   Financial Data Schedule

            Signatures..................................................   11

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2000            1999
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
    Cash                                           $    85,656     $    91,672
    Accounts receivable - oil and gas sales             77,013          68,374
                                                    ----------      ----------
         Total current assets                          162,669         160,046
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               8,298,762       8,297,224
Accumulated depletion                               (7,507,122)     (7,485,919)
                                                    ----------      ----------
         Net oil and gas properties                    791,640         811,305
                                                    ----------      ----------
                                                   $   954,309     $   971,351
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    18,262     $    13,126

Partners' capital:
  General partners                                     116,516         118,851
  Limited partners (6,126 interests)                   819,531         839,374
                                                    ----------      ----------
                                                       936,047         958,225
                                                    ----------      ----------
                                                   $   954,309     $   971,351
                                                    ==========      ==========




  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     2000       1999        2000        1999
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 169,196   $ 108,222   $ 334,606   $ 179,090
  Interest                            1,676         711       2,939       1,383
                                   --------    --------    --------    --------
                                    170,872     108,933     337,545     180,473
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             72,440      75,482     147,258     137,257
  General and administrative          5,668       3,741      10,827       6,568
  Depletion                           9,028      14,408      21,203      35,946
                                   --------    --------    --------    --------
                                     87,136      93,631     179,288     179,771
                                   --------    --------    --------    --------
Net income                        $  83,736   $  15,302   $ 158,257   $     702
                                   ========    ========    ========    ========
Allocation of net income (loss):
  General partners                $  22,288   $   6,110   $  42,745   $   5,866
                                   ========    ========    ========    ========
  Limited partners                $  61,448   $   9,192   $ 115,512   $  (5,164)
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $   10.03   $    1.50   $   18.86   $    (.84)
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                     General        Limited
                                     partners       partners        Total
                                    ----------     ----------     ----------

Balance at January 1, 2000          $  118,851     $  839,374     $  958,225

    Distributions                      (45,080)      (135,355)      (180,435)

    Net income                          42,745        115,512        158,257
                                     ---------      ---------      ---------

Balance at June 30, 2000            $  116,516     $  819,531     $  936,047
                                     =========      =========      =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                               June 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------     ---------
Cash flows from operating activities:
   Net income                                          $  158,257     $     702
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          21,203        35,946
   Changes in assets and liabilities:
        Accounts receivable                                (8,639)      (21,631)
        Accounts payable                                    5,136         6,877
                                                        ---------      --------
           Net cash provided by operating activities      175,957        21,894
                                                        ---------      --------
Cash flows used in investing activities:
   Additions to oil and gas properties                     (1,538)          -
   Proceeds from asset dispositions                           -             420
                                                        ---------      --------
           Net cash provided by (used in)
              investing activities                         (1,538)          420
                                                        ---------      --------
Cash flows used in financing activities:
        Cash distributions to partners                   (180,435)      (12,344)
                                                        ---------      --------
Net increase (decrease) in cash                            (6,016)        9,970
Cash at beginning of period                                91,672        64,274
                                                        ---------      --------
Cash at end of period                                  $   85,656     $  74,244
                                                        =========      ========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 82-II, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
                          and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 87% to $334,606 for the six months ended June 30, 2000 as compared to $179,090 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the six months ended June 30, 2000, 8,628 barrels of oil, 3,976 barrels of natural gas liquids ("NGLs") and 18,498 mcf of gas were sold, or 15,687 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 8,806 barrels of oil, 4,288 barrels of NGLs and 20,236 mcf of gas were sold, or 16,467 BOEs.

The average price received per barrel of oil increased $14.35, or 109% from $13.16 for the six months ended June 30, 1999 to $27.51 for the same period in 2000. The average price received per barrel of NGLs increased $6.27, or 85% from $7.36 during the six months ended June 30, 1999 to $13.63 for the same period in 2000. The average price received per mcf of gas increased 49% from $1.56 during the six months ended June 30, 1999 to $2.33 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $179,288 for the six months ended June 30, 2000 as compared to $179,771 for the same period in 1999, a decrease of $483. This decrease was due to a decline in depletion costs, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $147,258 for the six months ended June 30, 2000 and $137,257 for the same period in 1999 resulting in a $10,001 increase, or 7%. This increase was primarily the result of higher production taxes due to increased oil and gas revenues.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 65% from $6,568 for the six months ended June 30, 1999 to $10,827 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $21,203 for the six months ended June 30, 2000 compared to $35,946 for the same period in 1999, a decrease of $14,743, or 41%. This decrease was attributable to an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices and a reduction in oil production of 178 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 56% to $169,196 for the three months ended June 30, 2000, as compared to $108,222 for the same period in 1999.

The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 4,189 barrels of oil, 1,932 barrels of NGLs and 9,347 mcf of gas were sold, or 7,679 BOEs. For the three months ended June 30, 1999, 4,571 barrels of oil, 2,585 barrels of NGLs and 10,688 mcf of gas were sold, or 8,937 BOEs.

The average price received per barrel of oil increased $13.11, or 89%, from $14.65 for the three months ended June 30, 1999 to $27.76 for the three months ended June 30, 2000. The average price received per barrel of NGLs increased $5.29, or 60%, from $8.83 during the three months ended June 30, 1999 to $14.12 for the three months ended June 30, 2000. The average price received per mcf of gas increased 59% to $2.74 during the three months ended June 30, 2000 from $1.72 during the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $87,136 for the three months ended June 30, 2000 as compared to $93,631 for the same period in 1999, a decrease of $6,495, or 7%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $72,440 for the three months ended June 30, 2000 and $75,482 for the same period in 1999 resulting in a $3,042 decrease, or 4%. The decrease was the result of less well maintenance costs, offset by higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 52% from $3,741 for the three months ended June 30, 1999 to $5,668 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $9,028 for the three months ended June 30, 2000 compared to $14,408 for the same period in 1999, a decrease of $5,380, or 37%. This decrease was attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices and a reduction in oil production of 382 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $154,063 during the six months ended June 30, 2000 from the same period in 1999. This increase was due to an increase in oil and gas sales receipts of $170,064, offset by increases in operating costs paid of $9,069 and G&A expenses paid of $6,932.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the six months ended June 30, 2000 were related to upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $420 were received during the six months ended June 30, 1999 primarily from equipment credits on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $180,435, of which $45,080 was distributed to the general partners and $135,355 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $12,344, of which $2,228 was distributed to the general partners and $10,116 to the limited partners.

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

                                           PARKER & PARSLEY 82-II, LTD.

                                     By:   Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner

Dated:  August 7, 2000              By:     /s/ Rich Dealy
                                           ------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer