Form 10-Q
period 2000-09-30
PARKER & PARSLEY 82 II LTD
filed 2000-11-09
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                          Commission File No. 2-75530B


                          PARKER & PARSLEY 82-II, LTD.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

                            Texas                              75-1867115
         --------------------------------------------    ---------------------
               (State or other jurisdiction of             (I.R.S. Employer
                incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                Yes / x / No / /

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.   nancial Statements

          Balance Sheets as of September 30, 2000 and
             December 31, 1999........................................    3

          Statements of Operations for the three and nine
            months ended September 30, 2000 and 1999. ................    4

          Statement of Partners' Capital for the nine months
            ended September 30, 2000..................................    5

          Statements of Cash Flows for the nine months ended
            September 30, 2000 and 1999...............................    6

          Notes to Financial Statements...............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K............................   10

          27.1   Financial Data Schedule

          Signatures..................................................   11

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       2000            1999
                                                   ------------    -----------
                                                   (Unaudited)
                        ASSETS

Current assets:
   Cash                                            $   105,603     $    91,672
   Accounts receivable - oil and gas sales              81,271          68,374
                                                    ----------      ----------
             Total current assets                      186,874         160,046
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
   succcessful efforts accounting method             8,302,450       8,297,224
Accumulated depletion                               (7,519,003)     (7,485,919)
                                                    ----------      ----------
             Net oil and gas properties                783,447         811,305
                                                    ----------      ----------
                                                   $   970,321     $   971,351
                                                    ==========      ==========

   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    21,016     $    13,126

Partners' capital:
   General partners                                    121,059         118,851
   Limited partners (6,126 interests)                  828,246         839,374
                                                    ----------      ----------
                                                       949,305         958,225
                                                    ----------      ----------
                                                   $   970,321     $   971,351
                                                    ==========      ==========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three months ended         Nine months ended
                                    September 30,              September 30,
                               ----------------------    ----------------------
                                  2000         1999         2000         1999
                               ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                  $ 186,321    $ 146,263    $ 520,927    $ 325,353
  Interest                         1.871        1,093        4,810        2,476
                                --------     --------     --------     --------
                                 188,192      147,356      525,737      327,829
                                --------     --------     --------     --------
Costs and expenses:
  Oil and gas production          80,741       62,023      227,999      199,280
  General and administrative       6,711        6,670       17,538       13,238
  Depletion                       11,881       12,643       33,084       48,589
                                --------     --------     --------     --------
                                  99,333       81,336      278,621      261,107
                                --------     --------     --------     --------
Net income                     $  88,859    $  66,020    $ 247,116    $  66,722
                                ========     ========     ========     ========
Allocation of net income:
  General partners             $  23,997    $  17,456    $  66,742    $  23,322
                                ========     ========     ========     ========
  Limited partners             $  64,862    $  48,564    $ 180,374    $  43,400
                                ========     ========     ========     ========
Net income per limited
  partnership interest         $   10.58    $    7.92    $   29.44    $    7.08
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General        Limited
                                       partners       partners        Total
                                      ----------     ----------     ----------


Balance at January 1, 2000            $  118,851     $  839,374     $  958,225

  Distributions                          (64,534)      (191,502)      (256,036)

  Net income                              66,742        180,374        247,116
                                       ---------      ---------      ---------

Balance at September 30, 2000         $  121,059     $  828,246     $  949,305
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  247,116    $   66,722
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                         33,084        48,589
   Changes in assets and liabilities:
     Accounts receivable                                 (12,897)      (39,706)
     Accounts payable                                      7,890         9,881
                                                       ---------     ---------
      Net cash provided by operating activities          275,193        85,486
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (5,226)         (243)
   Proceeds from asset dispositions                          -             422
                                                       ---------     ---------
      Net cash provided (used in) by investing
        activities                                        (5,226)          179
                                                       ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                       (256,036)      (67,164)
                                                       ---------     ---------
Net increase in cash                                      13,931        18,501
Cash at beginning of period                               91,672        64,274
                                                       ---------     ---------
Cash at end of period                                 $  105,603    $   82,775
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 82-II, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages in oil and gas exploration, development and production in Texas and New Mexico and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 60% to $520,927 for the nine months ended September 30, 2000 as compared to $325,353 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 12,890 barrels of oil, 5,841 barrels of natural gas liquids ("NGLs") and 27,416 mcf of gas were sold, or 23,300 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 13,331 barrels of oil, 7,556 barrels of NGLs and 33,399 mcf of gas were sold, or 26,454 BOEs.

The average price received per barrel of oil increased $13.39, or 89%, from $15.07 for the nine months ended September 30, 1999 to $28.46 for the same period in 2000. The average price received per barrel of NGLs increased $5.48, or 62%, from $8.80 during the nine months ended September 30, 1999 to $14.28 for the same period in 2000. The average price received per mcf of gas increased 48% from $1.74 for the nine months ended September 30, 1999 to $2.58 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Costs and Expenses:

Total costs and expenses increased to $278,621 for the nine months ended September 30, 2000 as compared to $261,107 for the same period in 1999, an increase of $17,514, or 7%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $227,999 for the nine months ended September 30, 2000 and $199,280 for the same period in 1999 resulting in a $28,719 increase, or 14%. This increase was primarily due to higher production taxes of $15,535 associated with higher oil and gas prices and additional well maintenance costs of $11,386 incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 32% from $13,238 for the nine months ended September 30, 1999 to $17,538 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $33,084 for the nine months ended September 30, 2000 compared to $48,589 for the same period in 1999, a decrease of $15,505, or 32%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices and a decline in oil production of 441 barrels when compared to the respective information for the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 27% to $186,321 for the three months ended September 30, 2000 as compared to $146,263 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30,

2000,  4,262  barrels  of oil,  1,865  barrels of NGLs and 8,918 mcf of gas were sold, or 7,613 BOEs. For the three months ended September 30, 1999, 4,525 barrels of oil, 3,268 barrels of NGLs and 13,163 mcf of gas were sold, or 9,987 BOEs.

The average price received per barrel of oil increased $11.60, or 62%, from $18.77 for the three months ended September 30, 1999 to $30.37 for the same period in 2000. The average price received per barrel of NGLs increased $4.96, or 46%, from $10.69 during the three months ended September 30, 1999 to $15.65 for the same period in 2000. The average price received per mcf of gas increased 55% to $3.10 during the three months ended September 30, 2000 from $2.00 for the same period in 1999.

Costs and Expenses:

Total costs and expenses increased to $99,333 for the three months ended September 30, 2000 as compared to $81,336 for the same period in 1999, an increase of $17,997, or 22%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $80,741 for the three months ended September 30, 2000 and $62,023 for the same period in 1999 resulting in an $18,718 increase, or 30%. The increase was primarily due to additional well maintenance costs of $11,269 incurred to stimulate well production and higher production taxes of $5,311 associated with higher oil and gas prices.

During this period, G&A increased, in aggregate, 1% from $6,670 for the three months ended September 30, 1999 to $6,711 for the same period in 2000 primarily due a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $11,881 for the three months ended September 30, 2000 compared to $12,643 for the same period in 1999, representing a decrease of $762, or 6%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices and a decline in oil production of 263 barrels when compared to the respective information for the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $189,707 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $224,717, offset by increases in production costs paid of $26,327 and G&A expenses paid of $8,683.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 were related to upgrades of oil and gas equipment on various oil and gas properties.

Proceeds from asset dispositions of $422 were received during the nine months ended September 30, 1999 primarily from equipment credits on one well.

 Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $256,036, of which $64,534 was distributed to the general partners and $191,502 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $67,164, of which $16,117 was distributed to the general partners and $51,047 to the limited partners.

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


                                           PARKER & PARSLEY 82-II, LTD.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated: November 9, 2000            By:          /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                            Chief Accounting Officer