Form 10-Q
period 2001-03-31
PARKER & PARSLEY 82 II LTD
filed 2001-05-08
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                          Commission File No. 2-75530B


                          PARKER & PARSLEY 82-II, LTD.
             (Exact name of Registrant as specified in its charter)


                        Texas                               75-1867115
           ----------------------------------         ---------------------
            (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------    ----------
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

                                Yes / x / No / /

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2001 and
               December 31, 2000 ......................................    3

            Statements of Operations for the three months
              ended March 31, 2001 and 2000............................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2001.....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2001 and 2000............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   10

            Signatures.................................................   11

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                    March 31,      December 31,
                                                      2001             2000
                                                  ------------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                             $    48,062     $    77,911
  Accounts receivable - oil and gas sales              107,777         107,778
                                                    ----------      ----------
        Total current assets                           155,839         185,689
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               8,307,568       8,305,901
Accumulated depletion                               (7,542,051)     (7,531,290)
                                                    ----------      ----------
        Net oil and gas properties                     765,517         774,611
                                                    ----------      ----------
                                                   $   921,356     $   960,300
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    15,251     $    12,662

Partners' capital:
  General partners                                     112,883         121,968
  Limited partners (6,126 interests)                   793,222         825,670
                                                    ----------      ----------
                                                       906,105         947,638
                                                    ----------      ----------
                                                   $   921,356     $   960,300
                                                    ==========      ==========



  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------

Revenues:
  Oil and gas                                        $  211,680     $  165,410
  Interest                                                1,399          1,263
                                                      ---------      ---------
                                                        213,079        166,673
                                                      ---------      ---------
Costs and expenses:
  Oil and gas production                                104,940         74,818
  General and administrative                              7,929          5,159
  Depletion                                              10,761         12,175
                                                      ---------      ---------
                                                        123,630         92,152
                                                      ---------      ---------
Net income                                           $   89,449     $   74,521
                                                      =========      =========
Allocation of net income
  General partners                                   $   23,721     $   20,457
                                                      =========      =========
  Limited partners                                   $   65,728     $   54,064
                                                      =========      =========
Net income per limited partnership interest          $    10.73     $     8.83
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        General       Limited
                                        partners      partners         Total
                                       ----------    -----------     ----------


Balance at January 1, 2001             $  121,968     $  825,670     $  947,638

    Distributions                         (32,806)       (98,176)      (130,982)

    Net income                             23,721         65,728         89,449
                                        ---------      ---------      ---------

Balance at March 31, 2001              $  112,883     $  793,222     $  906,105
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Three months ended
                                                                March 31,
                                                        -----------------------
                                                           2001          2000
                                                        ---------     ---------

Cash flows from operating activities:
  Net income                                            $  89,449     $  74,521
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                           10,761        12,175
  Changes in assets and liabilities:
       Accounts receivable                                      1        (7,659)
       Accounts payable                                     2,589         1,525
                                                         --------      --------
          Net cash provided by operating activities       102,800        80,562
                                                         --------      --------
Cash flows used in investing activities:
  Additions to oil and gas properties                      (1,667)          (27)

Cash flows used in financing activities:
  Cash distributions to partners                         (130,982)      (81,280)
                                                         --------      --------
Net decrease in cash                                      (29,849)         (745)
Cash at beginning of period                                77,911        91,672
                                                         --------      --------
Cash at end of period                                   $  48,062     $  90,927
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 82-II, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 28% to $211,680 for the three months ended March 31, 2001 as compared to $165,410 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended March 31, 2001, 4,246 barrels of oil, 1,372 barrels of natural gas liquids ("NGLs") and 11,592 mcf of gas were sold, or 7,550 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 4,439 barrels of oil, 2,044 barrels of NGLs and 9,151 mcf of gas were sold, or 8,008 BOEs.

The average price received per barrel of oil increased $.85, or 3%, from $27.27 for the three months ended March 31, 2000 to $28.12 for the same period in 2001. The average price received per barrel of NGLs increased $6.36, or 48%, from $13.18 for the three months ended March 31, 2000 to $19.54 for the same period in 2001. The average price received per mcf of gas increased 197% from $1.90 during the three months ended March 31, 2000 to $5.65 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Costs and Expenses:

Total costs and expenses increased to $123,630 for the three months ended March 31, 2001 as compared to $92,152 for the same period in 2000, an increase of $31,478, or 34%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $104,940 for the three months ended March 31, 2001 and $74,818 for the same period in 2000 resulting in a $30,122 increase, or 40%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher production taxes due to increased oil and gas revenues.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 54% from $5,159 for the three months ended March 31, 2000 to $7,929 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Depletion was $10,761 for the three months ended March 31, 2001 as compared to $12,175 for the same period in 2000, a decrease of $1,414, or 12%. This decrease was primarily due to a decline in oil production of 193 barrels for the three months ended March 31, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $22,238 during the three months ended March 31, 2001 from the same period in 2000. The increase was due to an increase of $46,406 in oil and gas sales receipts and a reduction of $8,724 in working capital, offset by increases in production costs of $30,122 and G&A expenses of $2,770. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $51,185 to oil and gas receipts, offset by $4,779 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production and higher production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 2001 and 2000 were related to the upgrades of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $130,982, of which $32,806 was distributed to the general partners and $98,176 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $81,280, of which $20,320 was distributed to the general partners and $60,960 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                            PARKER & PARSLEY 82-II, LTD.


                                   By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 8, 2001                By:      /s/ Rich Dealy
                                            ----------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer