Form 10-Q
period 2001-06-30
PARKER & PARSLEY 82 II LTD
filed 2001-08-07
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2001


                          Commission File No. 2-75530B


                          PARKER & PARSLEY 82-II, LTD.
             (Exact name of Registrant as specified in its charter)


                          Texas                               75-1867115
       --------------------------------------------      ---------------------
             (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)              Identification Number)


   5205 N. O'Connor Blvd., Suite 1400, Irving, Texas            75039
   -------------------------------------------------         ------------
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

                                Yes / x / No / /

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000....................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001....................................    5

            Statements of Cash Flows for the six months
              ended June 30, 2001 and 2000...........................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   11

            Signatures...............................................   12

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     June 30,     December 31,
                                                       2001           2000
                                                   -----------    -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
    Cash                                           $   155,816    $    77,911
    Accounts receivable - oil and gas sales             91,508        107,778
                                                    ----------     ----------
         Total current assets                          247,324        185,689
                                                    ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               8,307,568      8,305,901
Accumulated depletion                               (7,553,587)    (7,531,290)
                                                    ----------     ----------
         Net oil and gas properties                    753,981        774,611
                                                    ----------     ----------
                                                   $ 1,001,305    $   960,300
                                                    ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    17,621    $    12,662

Partners' capital:
  General partners                                     134,008        121,968
  Limited partners (6,126 interests)                   849,676        825,670
                                                    ----------     ----------
                                                       983,684        947,638
                                                    ----------     ----------
                                                   $ 1,001,305    $   960,300
                                                    ==========     ==========



  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended        Six months ended
                                         June 30,                 June 30,
                                 ----------------------    ----------------------
                                    2001        2000         2001         2000
                                 ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                    $ 172,463    $ 169,196    $ 384,143    $ 334,606
  Interest                           1,159        1,676        2,558        2,939
                                  --------     --------     --------     --------
                                   173,622      170,872      386,701      337,545
                                  --------     --------     --------     --------
Costs and expenses:
  Oil and gas production            79,225       72,440      184,165      147,258
  General and administrative         5,282        5,668       13,211       10,827
  Depletion                         11,536        9,028       22,297       21,203
                                  --------     --------     --------     --------
                                    96,043       87,136      219,673      179,288
                                  --------     --------     --------     --------
Net income                       $  77,579    $  83,736    $ 167,028    $ 158,257
                                  ========     ========     ========     ========
Allocation of net income:
  General partners               $  21,125    $  22,288    $  44,846    $  42,745
                                  ========     ========     ========     ========
  Limited partners               $  56,454    $  61,448    $ 122,182    $ 115,512
                                  ========     ========     ========     ========
Net income per limited
  partnership interest           $    9.21    $   10.03    $   19.94    $   18.86
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                          General       Limited
                                          partners      partners       Total
                                         ----------    ----------    ----------


Balance at January 1, 2001               $  121,968    $  825,670    $  947,638

    Distributions                           (32,806)      (98,176)     (130,982)

    Net income                               44,846       122,182       167,028
                                          ---------     ---------     ---------

Balance at June 30, 2001                 $  134,008    $  849,676    $  983,684
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                              June 30,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  167,028    $  158,257
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                         22,297        21,203
   Changes in assets and liabilities:
        Accounts receivable                               16,270        (8,639)
        Accounts payable                                   4,959         5,136
                                                       ---------     ---------
         Net cash provided by operating activities       210,554       175,957
                                                       ---------     ---------
Cash flows used in investing activities:
   Additions to oil and gas properties                    (1,667)       (1,538)
Cash flows used in financing activities:
   Cash distributions to partners                       (130,982)     (180,435)
                                                       ---------     ---------
Net increase (decrease) in cash                           77,905        (6,016)
Cash at beginning of period                               77,911        91,672
                                                       ---------     ---------
Cash at end of period                                 $  155,816    $   85,656
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 82-II, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 15% to $384,143 for the six months ended June 30, 2001 as compared to $334,606 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the six months ended June 30, 2001, 7,984 barrels of oil, 2,949 barrels of natural gas liquids ("NGLs") and 22,031 mcf of gas were sold, or 14,605 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 8,628 barrels of oil, 3,976 barrels of NGLs and 18,498 mcf of gas were sold, or 15,687 BOEs.

The average price received per barrel of oil increased $.28, or 1%, from $27.51 for the six months ended June 30, 2000 to $27.79 for the same period in 2001. The average price received per barrel of NGLs increased $3.52, or 26% from $13.63 during the six months ended June 30, 2000 to $17.15 for the same period in 2001. The average price received per mcf of gas increased 118% from $2.33 during the six months ended June 30, 2000 to $5.07 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $219,673 for the six months ended June 30, 2001 as compared to $179,288 for the same period in 2000, an increase of $40,385, or 23%. This increase was due to increases in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $184,165 for the six months ended June 30, 2001 and $147,258 for the same period in 2000 resulting in a $36,907 increase, or 25%. This increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher production taxes associated with increased oil and gas revenues.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 22% from $10,827 for the six months ended June 30, 2000 to $13,211 for the same period in 2001, primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Depletion was $22,297 for the six months ended June 30, 2001 as compared to $21,203 for the same period in 2000, an increase of $1,094, or 5%. This increase was primarily due to a reduction in proved reserves during the period ended June 30, 2001 due to lower commodity prices, offset by a decline in oil production of 644 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 2% to $172,463 for the three months ended June 30, 2001, as compared to $169,196 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and NGLs, offset by lower average prices received for oil and a decrease in production. For the three months ended June 30, 2001, 3,738 barrels of oil, 1,577 barrels of NGLs and 10,439 mcf of gas were sold, or 7,055 BOEs. For the three months ended June 30, 2000, 4,189 barrels of oil, 1,932 barrels of NGLs and 9,347 mcf of gas were sold, or 7,679 BOEs.

The average price received per barrel of oil decreased $.34, or 1%, from $27.76 for the three months ended June 30, 2000 to $27.42 for the three months ended June 30, 2001. The average price received per barrel of NGLs increased $.95, or 7%, from $14.12 during the three months ended June 30, 2000 to $15.07 for the three months ended June 30, 2001. The average price received per mcf of gas increased 62% to $4.43 during the three months ended June 30, 2001 from $2.74 during the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $96,043 for the three months ended June 30, 2001 as compared to $87,136 for the same period in 2000, an increase of $8,907, or 10%. This increase was due to increases in production costs and depletion, offset by a decline in G&A.

Production costs were $79,225 for the three months ended June 30, 2001 and $72,440 for the same period in 2000 resulting in a $6,785 increase, or 9%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production.

During this period, G&A decreased 7% from $5,668 for the three months ended June 30, 2000 to $5,282 for the same period in 2001 due to a decrease in audit and tax fees.

Depletion was $11,536 for the three months ended June 30, 2001 as compared to $9,028 for the same period in 2000, an increase of $2,508, or 28%. This increase was primarily due to a decline in proved reserves during the period ended June 30, 2001 due to lower commodity prices, offset by a decline in oil production of 451 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $34,597 during the six months ended June 30, 2001 from the same period in 2000. This increase was due to an increase of $49,156 in oil and gas sales receipts and a reduction of $24,732 in working capital, offset by increases in production costs of $36,907 and G&A expenses of $2,384. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $66,765 to oil and gas receipts, offset by $17,609 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production and increased production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 2001 and 2000 were related to the upgrades of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $130,982, of which $32,806 was distributed to the general partners and $98,176 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $180,435, of which $45,080 was distributed to the general partners and $135,355 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 82-II, LTD.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 7, 2001            By:        /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer