Form 10-Q
period 2001-09-30
PARKER & PARSLEY 82 II LTD
filed 2001-11-08
CIK 717374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


                          Commission File No. 2-75530B


                          PARKER & PARSLEY 82-II, LTD.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

                    Texas                                    75-1867115
  --------------------------------------------          ---------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                 Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas               75039
-------------------------------------------------           -------------
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

                                Yes / x / No / /

                          PARKER & PARSLEY 82-II, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

             Balance Sheets as of September 30, 2001 and
                December 31, 2000....................................    3

             Statements of Operations for the three and nine
               months ended September 30, 2001 and 2000. ............    4

             Statement of Partners' Capital for the nine months
               ended September 30, 2001..............................    5

             Statements of Cash Flows for the nine months ended
               September 30, 2001 and 2000...........................    6

             Notes to Financial Statements...........................    7

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................    8


                           Part II. Other Information

Item 6.      Exhibits and Reports on Form 8-K........................   11

             Signatures..............................................   12

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements


                                 BALANCE SHEETS

                                                     September 30,  December 31,
                                                         2001           2000
                                                     ------------   -----------
                                                     (Unaudited)
                        ASSETS
Current assets:
   Cash                                              $   169,759    $    77,911
   Accounts receivable - oil and gas sales                65,458        107,778
                                                      ----------     ----------
             Total current assets                        235,217        185,689
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method                8,307,568      8,305,901
Accumulated depletion                                 (7,566,667)    (7,531,290)
                                                      ----------     ----------
             Net oil and gas properties                  740,901        774,611
                                                      ----------     ----------
                                                     $   976,118    $   960,300
                                                      ==========     ==========

   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                      $    26,061    $    12,662

Partners' capital:
   General partners                                      127,374        121,968
   Limited partners (6,126 interests)                    822,683        825,670
                                                      ----------     ----------
                                                         950,057        947,638
                                                      ----------     ----------
                                                     $   976,118    $   960,300
                                                      ==========     ==========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended         Nine months ended
                                     September 30,              September 30,
                                ----------------------    ----------------------
                                   2001         2000          2001        2000
                                ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                   $ 155,860    $ 186,321    $ 540,003    $ 520,927
  Interest                          1,039        1,871        3,597        4,810
                                 --------     --------     --------     --------
                                  156,899      188,192      543,600      525,737
                                 --------     --------     --------     --------
Costs and expenses:
  Oil and gas production           90,122       80,741      274,287      227,999
  General and administrative        4,780        6,711       17,991       17,538
  Depletion                        13,080       11,881       35,377       33,084
                                 --------     --------     --------     --------
                                  107,982       99,333      327,655      278,621
                                 --------     --------     --------     --------
Net income                      $  48,917    $  88,859    $ 215,945    $ 247,116
                                 ========     ========     ========     ========
Allocation of net income:
  General partners              $  14,192    $  23,997    $  59,038    $  66,742
                                 ========     ========     ========     ========
  Limited partners              $  34,725    $  64,862    $ 156,907    $ 180,374
                                 ========     ========     ========     ========
Net income per limited
  partnership interest          $    5.67    $   10.58    $   25.61    $   29.44
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         General       Limited
                                         partners      partners       Total
                                        ----------    ----------    ----------


Balance at January 1, 2001              $  121,968    $  825,670    $  947,638

  Distributions                            (53,632)     (159,894)     (213,526)

  Net income                                59,038       156,907       215,945
                                         ---------     ---------     ---------

Balance at September 30, 2001           $  127,374    $  822,683    $  950,057
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                           September 30,
                                                     ------------------------
                                                        2001          2000
                                                     ----------    ----------
Cash flows from operating activities:
   Net income                                        $  215,945    $  247,116
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                        35,377        33,084
   Changes in assets and liabilities:
     Accounts receivable                                 42,320       (12,897)
     Accounts payable                                    13,399         7,890
                                                      ---------     ---------
        Net cash provided by operating activities       307,041       275,193
                                                      ---------     ---------
Cash flows used in investing activities:
   Additions to oil and gas properties                   (1,667)       (5,226)

Cash flows used in financing activities:
   Cash distributions to partners                      (213,526)     (256,036)
                                                      ---------     ---------
Net increase in cash                                     91,848        13,931
Cash at beginning of period                              77,911        91,672
                                                      ---------     ---------
Cash at end of period                                $  169,759    $  105,603
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

                          PARKER & PARSLEY 82-II, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 82-II, Ltd. (the "Partnership") is a limited partnership organized in 1982 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $1,657,138 of which $1,223,284 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues increased 4% to $540,003 for the nine months ended September 30, 2001 as compared to $520,927 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and natural gas liquids ("NGLs"), offset by lower average prices received for oil and a decrease in production. For the nine months ended September 30, 2001, 12,144 barrels of oil, 4,826 barrels of NGLs and 31,066 mcf of gas were sold, or 22,148 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 12,890 barrels of oil, 5,841 barrels of NGLs and 27,416 mcf of gas were sold, or 23,300 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.10, or 4%, from $28.46 for the nine months ended September 30, 2000 to $27.36 for the same period in 2001. The average price received per barrel of NGLs increased $.85, or 6%, from $14.28 during the nine months ended September 30, 2000 to $15.13 for the same period in 2001. The average price received per mcf of gas increased 68% from $2.58 for the nine months ended September 30, 2000 to $4.34 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $327,655 for the nine months ended September 30, 2001 as compared to $278,621 for the same period in 2000, an increase of $49,034, or 18%. This increase was due to increases in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $274,287 for the nine months ended September 30, 2001 and $227,999 for the same period in 2000 resulting in a $46,288 increase, or 20%. This increase was primarily due to additional well maintenance costs incurred to stimulate well production, higher ad valorem taxes and higher production taxes associated with higher revenue prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 3% from $17,538 for the nine months ended September 30, 2000 to $17,991 for the same period in 2001 primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $35,377 for the nine months ended September 30, 2001 as compared to $33,084 for the same period in 2000, an increase of $2,293, or 7%. This increase was attributable to a reduction in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices, offset by a decline in oil production of 746 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 16% to $155,860 for the three months ended September 30, 2001 as compared to $186,321 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 4,160 barrels of oil, 1,877 barrels of NGLs and 9,035 mcf of gas were sold, or 7,543 BOEs. For the three months ended September 30, 2000, 4,262 barrels of oil, 1,865 barrels of NGLs and 8,918 mcf of gas were sold, or 7,613 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $3.83, or 13%, from $30.37 for the three months ended September 30, 2000 to $26.54 for the same period in 2001. The average price received per barrel of NGLs decreased $3.71, or 24%, from $15.65 during the three months ended September 30, 2000 to $11.94 for the same period in 2001. The average price received per mcf of gas decreased 18% to $2.55 during the three months ended September 30, 2001 from $3.10 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $107,982 for the three months ended September 30, 2001 as compared to $99,333 for the same period in 2000, an increase of $8,649, or 9%. This increase was due to increases in production costs and depletion, offset by a decline in G&A.

Production costs were $90,122 for the three months ended September 30, 2001 and $80,741 for the same period in 2000 resulting in a $9,381 increase, or 12%. The increase was primarily due to higher ad valorem taxes and additional well maintenance costs incurred to stimulate well production, offset by a decline in production taxes associated with lower oil and gas prices.

During this period, G&A decreased 29% from $6,711 for the three months ended September 30, 2000 to $4,780 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $13,080 for the three months ended September 30, 2001 as compared to $11,881 for the same period in 2000, representing an increase of $1,199, or 10%. This increase was attributable to a decrease in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices, offset by a decline in oil production of 102 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $31,848 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to an increase in oil and gas sales receipts of $17,863 and a reduction of $60,726 in working capital, offset by increases in production costs of $46,288 and G&A expenses of $453. The increase in oil and gas receipts resulted from higher average prices received for gas and NGLs of $53,094, offset by a decrease in oil prices of $15,293 and a decline in production of $19,938 during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production, higher ad valorem taxes and increased production taxes associated with higher revenue prices. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 were related to upgrades of oil and gas equipment on various oil and gas properties.

 Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $213,526, of which $53,632 was distributed to the general partners and $159,894 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $256,036, of which $64,534 was distributed to the general partners and $191,502 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                            PARKER & PARSLEY 82-II, LTD.

                                    By:     Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated: November 8, 2001             By:          /s/ Rich Dealy
                                            ----------------------------------
                                            Rich Dealy, Vice President and
                                             Chief Accounting Officer